Form 10-Q
period 2007-06-30
Matador Acquisition CORP
filed 2007-08-20
CIK 1368193

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended June 30, 2007

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________ to _________

               Commission File Number 000-52134

               Six Diamond Resorts International
       ----------------------------------------------------
      (Exact name of Registrant as specified in its charter)

          Cayman Islands                          N/A
 -------------------------------  ----------------------------------
(State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

                   c/o Nautilus Global Partners
              700 Gemini, Suite 100, Houston, TX      77056
            --------------------------------------  ---------
           (Address of principal executive offices) (Zip Code)

                          (281) 488-3883
       --------------------------------------------------
      (Registrant's telephone number, including area code)

                Matador Acquisition Corporation
        --------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.	YES   X    NO ____

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in rule 12b-2 of the Exchange Act.

Large accelerated filer    Accelerated filer    Non-accelerated filer  X
                       ---                  ---                       ---

       Indicate by check mark whether the registrant is a shell company
(as defined in rule 12b-2 of the Exchange Act).    YES   X     NO
                                                        ---       ---

       At August 14, 2007, there were 400,000 shares of Registrant's ordinary shares outstanding.

                        GENERAL INDEX

                                                                  Page
                                                                Number
----------------------------------------------------------------------


                          PART I.
                   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.......................................3

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS....................10

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK............................................11

ITEM 4.   CONTROLS AND PROCEDURES...................................11


                         PART II.
                    OTHER INFORMATION

ITEM 1A.  RISK FACTORS..............................................11

ITEM 6.   EXHIBITS..................................................12

SIGNATURES..........................................................12

EXHIBITS:

 EXHIBIT 3.1: AMENDED AND RESTATED ARTICLES AND MEMORANDUM OF ASSOCIATION

 EXHIBIT 31: SARBANES-OXLEY SECTION 302 CERTIFICATION

 EXHIBIT 32: SARBANES-OXLEY SECTION 906 CERTIFICATION

                       PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

                    Six Diamond Resorts International
                      (A Development Stage Company)
                        Condensed Balance Sheets

                                                             June 30      December 31,
                                                              2007           2006
                                                           -----------    -----------
                                                           (Unaudited)     (Audited)
            ASSETS

CURRENT ASSETS
  Cash                                                     $    28,444    $    35,972
                                                           -----------    -----------

           Total assets                                    $    28,444    $    35,972
                                                           ===========    ===========

            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Payable to Affiliate                                     $     7,108    $     6,754
  Accounts payable                                               3,990          7,730
                                                           -----------    -----------

           Total current liabilities                            11,098         14,484
                                                           -----------    -----------

Commitments and Contingencies (Note 7)                              --             --
                                                           -----------    -----------
SHAREHOLDERS' EQUITY

     Preference shares, $0.001 par value, 1,000,000 shares
        authorized, none issued and outstanding                     --             --
     Ordinary shares, $.0001 par value; 50,000,000 shares
        authorized;

        1,281,500 shares issued and outstanding
        at June 30 and December 31, respectively                 1,282          1,282
     Additional paid in capital                                 46,068         46,068
     Deficit accumulated during development stage              (30,004)       (25,862)
                                                           -----------    -----------
           Total shareholders' equity                           17,346         21,488
                                                           -----------    -----------
           Total liabilities and shareholders' equity      $    28,444    $    35,972
                                                           ===========    ===========

         See accompanying notes to condensed financial statements.

                   Six Diamond Resorts International
                    (A Development Stage Company)
                  Condensed Statements of Operations
                             (Unaudited)

                                                                                      Cumulative During
                                                               Period of inception    Development Stage
                                             Six Months Ended    (March 10, 2006)    (March 10, 2006 to
                                              June 30, 2007    through June 30, 2006   June 30, 2007)
                                             ----------------  --------------------- ------------------

Revenues                                         $        --         $        --         $        --
                                             ----------------    ----------------    ----------------
Expenses
  General and Administrative Expenses                  4,232              13,665              30,606
                                             ----------------    ----------------    ----------------
        Total operating expenses                       4,232              13,665              30,606
                                             ----------------    ----------------    ----------------

        Operating loss                                (4,232)            (13,665)            (30,606)
                                             ----------------    ----------------    ----------------

   Other Income

       Interest Income                                    90                  --                 602
                                             ----------------    ----------------    ----------------

    Total Other Income                                    90                  --                 602
                                             ----------------    ----------------    ----------------

        Net loss                                 $    (4,142)            (13,665)        $   (30,004)
                                             ================    ================    ================
Basic and diluted loss per share                 $     (0.00)        $     (0.02)
Weighted average ordinary shares outstanding ================    ================
- basic and diluted                                1,281,500             810,642
                                             ================    ================

         See accompanying notes to condensed financial statements.

                 Six Diamond Resorts International
                  (A Development Stage Company)
                 Condensed Statements of Operations
                            (Unaudited)





                                   Three Months Ended     Three Months Ended
                                      June 30, 2007          June 30, 2006
                                   ------------------     ------------------
Revenues                               $        --         $        --
                                   ------------------     ------------------
Expenses
  General and Administrative Expenses        1,182              13,665
                                   ------------------     ------------------
         Total operating expenses            1,182              13,665
                                   ------------------     ------------------

         Operating loss                     (1,182)            (13,665)
                                   ------------------     ------------------
  Other Income

     Interest Income                            90                  --
                                   ------------------     ------------------
    Total Other Income                          90                  --
                                   ------------------     ------------------

         Net loss                      $    (1,092)            (13,665)
                                   ==================     ==================

Basic and diluted loss per share       $     (0.00)        $     (0.01)
                                   ==================     ==================

Weighted average ordinary shares
   outstanding - basic and diluted       1,281,500           1,006,621
                                   ==================     ==================


         See accompanying notes to condensed financial statements.

                  Six Diamond Resorts International
                    (A Development Stage Company)
                  Condensed Statements of Cash Flows
                             (Unaudited)

                                                                                                   Cumulative During
                                                                                                   Development Stage
                                                                            From Inception (March  (March 10, 2006 to
                                                           Six Months Ended 10, 2006) through June   June 30, 2007
                                                            June 30, 2007)       30, 2006
                                                           ---------------- ---------------------- ----------------
Cash flows from operating activities
  Net loss                                                 $      (4,142)     $      (13,665)      $     (30,004)
  Adjustments to reconcile net loss to cash used in
    operating activities:
     Shares issued to Founder for payment of
       formation costs                                                --               1,050               1,050
     Changes in operating assets and liabilities

        Payable to Affiliate                                         354               8,548               7,108
        Accrued Expenses                                              --               2,000                  --
        Accounts Payable                                          (3,740)              2,067               3,990
                                                           ----------------   ----------------     ----------------
Net cash used in operating activities                             (7,528)                 --             (17,856)
                                                           ----------------   ----------------     ----------------

Cash flows from investing activities
Net cash provided by investing activities                             --                  --                  --
                                                           ----------------   ----------------     ----------------

Cash flows from financing activities
Proceeds from issuance of ordinary shares                             --              35,500              46,300
                                                           ----------------   ----------------     ----------------
Net cash provided by financing activities                             --              35,500              46,300
                                                           ----------------   ----------------     ----------------

Net increase(decrease) in cash                                    (7,528)             35,500              28,444
                                                           ----------------   ----------------     ----------------

Cash at beginning of the period                                   35,972                  --                  --
                                                           ----------------   ----------------     ----------------
Cash at end of the period                                  $      28,444      $       35,500       $      28,444
                                                           ================   ================     ================
Supplemental disclosures of cash flow information:

  Interest paid                                            $           -      $            -       $           -
                                                           ================   ================     ================
  Income taxes paid                                        $           -      $            -       $           -
                                                           ================   ================     ================

         See accompanying notes to condensed financial statements.

                 Six Diamond Resorts International
                  (A Development Stage Company)

             NOTES TO CONDENSED FINANCIAL STATEMENTS
                          June 30, 2007
                           (Unaudited)

NOTE 1 - Organization, Business and Operations

On March 10, 2006, Six Diamond Resorts International, formerly named Matador Acquisition Corporation (the "Company") was formed in the Cayman Islands with the objective to acquire, or merge with, an operating business. The Company was capitalized on April 10, 2006 through the issuance of 1,050,000 shares to its Founders at par value along with a payable to the Company's founders of $2,450. No activity was recorded until the capitalization of the Company on April 10.

At June 30, 2007, the Company had not yet commenced any operations. All activity from March 10, 2006 ("Date of Inception") through June 30, 2007 relates to the Company's formation. The Company selected
December 31 as its fiscal year-end.

The Company, based on its proposed business activities, is a "blank check" company. The Securities and Exchange Commission defines such a company as "a development stage company" as it either has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and has issued 'penny stock,' as defined in Rule 3a51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concludes a business combination with an operating entity.

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

At June 30, 2007, there were no potentially dilutive ordinary shares outstanding.

Income Taxes

Six Diamond Resorts International was registered as an Exempted Company in the Cayman Islands, and therefore, is not subject to Cayman Island income taxes for 20 years from the Date of Inception. While the Company has no intention of conducting any business activities in the United States, the Company would be subject to United States income taxes based on such activities that would occur in the United States.

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

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception through June 30, 2007, and does not expect to realize revenues until the consummation of a merger with an operating entity. The Company's principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings. There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares. To date, the Company has funded its formation activities primarily through the issuance of its ordinary shares and a payable to affiliate.

NOTE 4 - Payable to Affiliate and Accounts Payable

As of June 30, 2007, the Company has a payable of $7,108 to a founder of the Company. The payable is non-interest bearing and payable on demand. The Company also has accounts payable for $3,990 as of June 30, 2007.

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

NOTE 6 - Preference shares

The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time. At June 30, 2007, there were no preference shares issued or outstanding.

NOTE 7 - Commitments and Contingencies

The Company may become subject to various claims and litigation. The Company vigorously defends its legal position when these matters arise. The Company is not a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

NOTE 8 - Subsequent Events

At a general meeting of shareholders on July 31, 2007, the Company's shareholders approved an Amendment and Restatement of the Company's Memorandum and Articles of Incorporation to (i) change the Company's name to Six Diamond Resort International, (ii) effect a reverse 1 for
3.20375 stock split of the Company's outstanding ordinary and preference shares, and (iii) increase the Company's authorized capital stock to 100,000,000 ordinary shares, par value $0.0032 and 25,000,000 preference shares, par value $0.00320375. In addition, the Company has entered into negotiations with a Panamanian land development corporation (the "Target Company") that is in the development stage regarding the potential acquisition by the Company of all of the outstanding shares of capital stock of the Target Company in exchange for ordinary shares of the Company pursuant to a proposed share exchange agreement. Completion of the acquisition would be subject to the completion of a private offering resulting in gross proceeds of no less than $3.5 million. No assurance can be given when, if ever, the transactions described herein will be completed.

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

Comparison of the six months ending June 30, 2007 and 2006

       Because we currently do not have any business operations, we have not had any revenues during the six months ended June 30, 2007 or June 30, 2006. Total expenses for the six months ended June 30, 2007 were $4,232, compared with $13,665 for the six months ended June 30, 2006.
 The decrease is primarily related to non-recurring expenses related to the formation of the Company during 2006. The expenses incurred for 2007 primarily constituted professional and filing fees.

Comparison of the three months ending June 30, 2007 and 2006

       Because we currently do not have any business operations, we have not had any revenues during the three months ended June 30, 2007 or June 30, 2006. Total expenses for the three months ended June 30, 2007 were $1,182, compared with $13,665 for the six months ended June 30, 2006. The decrease is primarily related to non-recurring expenses related to the formation of the Company during 2006. The expenses incurred for 2007 primarily constituted professional and filing fees.

Liquidity and Capital Resources

As of June 30, 2007, we had current liabilities of $7,108 to a related party and $3,990 to unrelated parties. The Company is actively pursuing merger opportunities as described in the "General" Section of Management's Discussion and Analysis, and believes that its current available cash will be sufficient for its operations until a merger candidate is selected, but may seek additional financing in connection with a potential business combination or if it otherwise requires additional funds.

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

        None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS.

Exhibit

Number 	Description

3.1	Amended and Restated Articles and Memorandum of Association.

31 	Certification of Principal Executive Officer and Principal
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

                               SIX DIAMOND RESORTS INTERNATIONAL
                               (Registrant)

                               By: /s/ JOSEPH R. ROZELLE
                                  ------------------------
                                   JOSEPH R. ROZELLE
                                   Chief Executive Officer

Date:	August 20, 2007