Form 10-Q
period 2007-09-30
Six Diamond Resorts International
filed 2007-11-14
CIK 1368193

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2007

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________  to ________

                Commission File Number 000-52134

               Six Diamond Resorts International
      ----------------------------------------------------
     (Exact name of Registrant as specified in its charter)

          Cayman Islands                          N/A
 ------------------------------    ----------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)

                  c/o Nautilus Global Partners
            700 Gemini, Suite 100, Houston, TX 77056
        -------------------------------------------------
       (Address of principal executive offices) (Zip Code)

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

Large accelerated filer     Accelerated filer     Non-accelerated filer  X
                       ---                   ---                        ---
     Indicate by check mark whether the registrant is a shell
company (as defined in rule 12b-2 of the Exchange Act).   YES   X   NO
                                                               ---     ---
     At November 1, 2007, there were 10,142,433 shares of
Registrant's ordinary shares outstanding.

                         GENERAL INDEX
                                                             Page
                                                            Number
------------------------------------------------------------------


                            PART I.
                     FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS..................................3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS..................10

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK..........................................11

ITEM 4.   CONTROLS AND PROCEDURES..............................11


                            PART II.
                       OTHER INFORMATION

ITEM 1A.  RISK FACTORS.........................................12

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..12

ITEM 6.   EXHIBITS.............................................12

SIGNATURES.....................................................13

EXHIBITS:

   EXHIBIT 31: SARBANES-OXLEY SECTION 302 CERTIFICATION

   EXHIBIT 32: SARBANES-OXLEY SECTION 906 CERTIFICATION

                PART I  -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                Six Diamond Resorts International
                 (A Development Stage Company)
                         Balance Sheets
                          (Unaudited)

                                                      September 30   December 31,
                                                          2007           2006
                                                      -----------    -----------
            ASSETS

CURRENT ASSETS
   Cash                                               $    23,440    $    35,972
                                                      -----------    -----------

        Total assets                                  $    23,440    $    35,972
                                                      ===========    ===========

            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Payable to Affiliate                               $     5,704    $     6,754
   Accounts payable                                         2,139          7,730
                                                      -----------    -----------

        Total current liabilities                           7,843         14,484
                                                      -----------    -----------

Commitments and Contingencies (Note 7)                         --             --
                                                      -----------    -----------
SHAREHOLDERS' EQUITY

   Preference shares, $0.00320375 par value,
      25,000,000 shares authorized, none
      issued and outstanding                                   --             --
   Ordinary shares, $.000320375 par value;
      100,000,000 shares authorized;, 400,433
      shares issued and outstanding at September
      30 and December 31, respectively                      1,282          1,282
   Additional paid in capital                              46,068         46,068
   Deficit accumulated during development stage           (31,753)       (25,862)
                                                      -----------    -----------
        Total shareholders' equity                         15,597         21,488
                                                      -----------    -----------
        Total liabilities and shareholders' equity    $    23,440    $    35,972
                                                      ===========    ===========

         See accompanying notes to financial statements.

                Six Diamond Resorts International
                  (A Development Stage Company)
                    Statements of Operations
                           (Unaudited)

                                                                      Period of inception   Cumulative During
                                                                       (March 10, 2006)     Development Stage
                                                 Nine Months Ended   through September 30, (March 10, 2006 to
                                                 September 30, 2007        2006            September 30, 2007)
                                                 ------------------   ------------------   -----------------
Revenues                                           $           --       $           --       $          --
                                                 ------------------   ------------------   -----------------
Expenses
   Formation, General and Administrative
   Expenses                                                 5,997               20,953              32,371
                                                 ------------------   ------------------   -----------------
            Total operating expenses                        5,997               20,953              32,371
                                                 ------------------   ------------------   -----------------

            Operating loss                                 (5,997)             (20,953)            (32,371)
                                                 ------------------   ------------------   -----------------
   Other Income
       Interest Income                                        106                  512                 618
                                                 ------------------   ------------------   -----------------
    Total Other Income                                        106                  512                 618
                                                 ------------------   ------------------   -----------------

             Net loss                              $       (5,891)             (20,441)      $     (31,752)
                                                 ==================   ==================   =================

Basic and diluted loss per share                   $        (0.01)      $        (0.05)
                                                 ==================   ==================
Weighted average ordinary shares outstanding
- basic and diluted                                       400,433              374,171
                                                 ==================   ==================

         See accompanying notes to financial statements.


                                  4
<PAGE


                Six Diamond Resorts International
                  (A Development Stage Company)
                    Statements of Operations
                           (Unaudited)

                                                      Three Months Ended   Three Months Ended
                                                      September 30, 2007   September 30, 2006
                                                      ------------------   ------------------
Revenues                                                $           --       $           --
                                                      ------------------   ------------------
Expenses
   Formation, General and Administrative Expenses                1,765                7,288
                                                      ------------------   ------------------
            Total operating expenses                             1,765                7,288
                                                      ------------------   ------------------

            Operating loss                                      (1,765)              (7,288)
                                                      ------------------   ------------------
   Other Income
       Interest Income                                              16                  512
                                                      ------------------   ------------------
    Total Other Income                                              16                   --
                                                      ------------------   ------------------

             Net loss                                   $       (1,749)              (6,776)
                                                      ==================   ==================
Basic and diluted loss per share                        $        (0.00)      $        (0.02)
                                                      ==================   ==================
Weighted average ordinary shares outstanding
- basic and diluted                                            400,433              396,886
                                                      ==================   ==================

         See accompanying notes to financial statements.

                Six Diamond Resorts International
                  (A Development Stage Company)
                    Statements of Cash Flows
                           (Unaudited)


                                                                                                       Cumulative During
                                                                              From Inception (March    Development Stage
                                                         Nine Months Ended      10, 2006) through     (March 10, 2006 to
                                                         September 30, 2007    September 30, 2006     September 30, 2007)
                                                         ------------------    ------------------     -------------------
Cash flows from operating activities
  Net loss                                                 $      (5,891)        $     (20,441)         $      (31,753)
  Adjustments to reconcile net loss to cash used in
      operating activities:
       Shares issued to Founder for payment of
       formation costs                                                --                 1,050                   1,050
       Changes in operating assets and liabilities
              Payable to Affiliate                                (1,050)                4,381                   5,704
             Accounts Payable                                     (5,591)                2,947                   2,139
                                                         ------------------    ------------------     -------------------

Net cash used in operating activities                            (12,532)              (12,063)                (22,860)
                                                         ------------------    ------------------     -------------------
Cash flows from investing activities
Net cash provided by investing activities                             --                    --                      --
                                                         ------------------    ------------------     -------------------
Cash flows from financing activities
Proceeds from issuance of ordinary shares                             --                46,300                  46,300
                                                         ------------------    ------------------     -------------------
Net cash provided by financing activities                             --                46,300                  46,300
                                                         ------------------    ------------------     -------------------

Net increase(decrease) in cash                                   (12,532)               34,237                  23,440
                                                         ------------------    ------------------     -------------------

Cash at beginning of the period                                   35,972                    --                      --
                                                         ------------------    ------------------     -------------------

Cash at end of the period                                  $      23,440         $      34,237          $       23,440
                                                         ==================    ==================     ===================
Supplemental disclosures of cash flow information:
  Interest paid                                            $           -         $           -          $            -
                                                         ==================    ==================     ===================
  Income taxes paid                                        $           -         $           -          $            -
                                                         ==================    ==================     ===================

         See accompanying notes to financial statements.

                Six Diamond Resorts International
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS
                       September 30, 2007
                           (Unaudited)

NOTE 1 - Organization, Business and Operations
The accompanying unaudited interim financial statements of Six Diamond Resorts International (Cayman) (Six Diamond), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Six Diamond's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.
The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2006 as reported in the Form 10-K have been omitted

NOTE 2 - Share Plan

2007 Share Incentive Plan

Effective September 19, 2007, the Company adopted 2007 Share Incentive Plan. The Share Incentive Plan is discretionary and allows for an aggregate of up to 4,000,000 shares of our common stock to be awarded through incentive and non-qualified share options and share appreciation rights. The Share Incentive Plan is administered by our Board of Directors, which has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted.

In the third quarter of 2007, no options were granted.

NOTE 3 - Subsequent Events

On October 3, 2007, Six Diamond purchased SDRI in a share exchange transaction accounted for as a reverse merger. 100% of the outstanding shares of SDRI was exchanged for 9,742,000 ordinary shares of Six Diamond. Post-closing, the shareholders of SDRI owned 96.1% of the total outstanding shares of Six Diamond.

SDRI. was formed on March 14, 2007 in the Republic of Panama with the objective to purchase and develop resort and retirement communities in Central America. SDRI conducts a portion of its operations through three subsidiaries, Diamond Properties, SA, a Panamanian Company, Diamond Design and Construction, a Panamanian Company, and SDRI, LLC, Delaware Limited Liability Company. SDRI has begun the beginning phases of development planning, but had not yet commenced sales or construction on its properties. SDRI selected December 31 as its fiscal year-end.

Also in October but immediately prior to the purchase transaction, Six Diamond sold 95 units for about $50,000 apiece for $4,749,851 gross proceeds. On November 1, 2007, Six Diamond sold another 76 units for the same price apiece for $3,800,076 gross proceeds. Each unit consisted of 28,572 Series I Convertible Preference Shares. Total shares issued in both transactions were 4,885,684.

These Convertible Preference shares carry an 8% annual dividend, as declared and made payable by the board of directors.. Each such share cares one vote per share, the same as the ordinary shares. These shares mandatorily convert into an equal number of ordinary shares on December 31, 2010, and may be converted at any time by holders with the same conversion rate.

A third-party placement agent was paid 14% of gross proceeds, or $1,196,990, and also received warrants with a 5-year life to purchase 977,162 ordinary shares at $1.75 per share. A control person for the placement agent was also a significant shareholder in SDRI.


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

Subsequent Events

     Subsequent to September 30, 2007, on October 3, 2007, Six
Diamond purchased SDRI in a share exchange transaction.   All of
the outstanding shares of SDRI were exchanged for 9,742,000 ordinary shares of Six Diamond. Post-closing, the shareholders of SDRI owned 96.1% of the total outstanding shares of Six Diamond.

     SDRI. was formed on March 14, 2007 in the Republic of Panama with the objective to purchase and develop resort and retirement communities in Central America. SDRI has begun the beginning phases of development planning, but had not yet commenced sales or construction on its properties. SDRI selected December 31 as its fiscal year-end. Please see the Company's Current Report on Form 8-K filed on October 10, 2007 for a description of the transaction and the Company's business following the transaction.

      The following discussion refers to the period prior to the Company's acquisition of SDRI.

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

Comparison of the nine months ending September 30, 2007 and 2006

     Because we currently do not have any business operations, we have not had any revenues during the nine months ended September 30, 2007 or September 30, 2006. Total expenses for the nine months ended September 30, 2007 were $5,997, compared with $20,953 for the nine months ended September 30, 2006. The decrease is primarily related to non-recurring expenses related to the formation of the Company during 2006. The expenses incurred for 2007 primarily constituted professional and filing fees.

Comparison of the three months ending September 30, 2007 and 2006

     Because we currently do not have any business operations, we have not had any revenues during the three months ended September 30, 2007 or September 30, 2006. Total expenses for the three months ended September 30, 2007 were $1,765, compared with $7,288 for the three months ended September 30, 2006. The decrease is primarily related to non-recurring expenses related to the formation of the Company during 2006. The expenses incurred for 2007 primarily constituted professional and filing fees.

Liquidity and Capital Resources

     As of September 30, 2007, we had current liabilities of $5,704 to a related party and $2,139 to unrelated parties. The Company is actively pursuing merger opportunities as described in the "General" Section of Management's Discussion and Analysis, and believes that its current available cash will be sufficient for its operations until a merger candidate is selected, but may seek additional financing in connection with a potential business combination or if it otherwise requires additional funds.

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

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

                              SIX DIAMOND RESORTS INTERNATIONAL
                              (Registrant)

                              By: /s/    JAMES BELL
                                  ----------------------------
                                  JAMES BELL
                                  Chief Operating Officer and
                                  Chief Financial Officer

Date:     November 13, 2007