Form 10-K
period 2007-12-31
Six Diamond Resorts International
filed 2008-03-31
CIK 1368193

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2007

                               Or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from___________ to ________________



                COMMISSION FILE NUMBER: 000-52134

                SIX DIAMOND RESORTS INTERNATIONAL
     ------------------------------------------------------
     (Exact Name of Registrant as Specified in Its Charter)

        CAYMAN ISLANDS                                 N/A
-------------------------------                  -------------------
(State or Other Jurisdiction of                   (I.R.S. Employer
Incorporation or Organization)                   Identification No.)


                      700 Gemini, Suite 100
                      Houston, Texas 77058
            ----------------------------------------
            (Address of Principal Executive Offices)

                         (281) 488-3883
        ------------------------------------------------
        (Issuer's Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act: None

   Securities Registered Pursuant to Section 12(g) of the Act:

        ORDINARY SHARES, PAR VALUE $0.00320375 PER SHARE
        ------------------------------------------------
                        (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                     [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                     [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.                                [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

 Large accelerated filer [ ]           Accelerated Filer         [ ]
 Non-accelerated filer   [ ]           Smaller reporting company [X]
 (Do not check if a smaller reporting
 company)

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
                                                     [ ] Yes [X] No

As of June 30, 2007, no market price existed for voting and non-voting common equity held by non-affiliates of the registrant.

As of March 1, 2008, the registrant had 10,142,433 Ordinary
Shares, par value $0.00320375, outstanding.

Documents incorporated by Reference: None

                        TABLE OF CONTENTS

                             PART I

ITEM 1.    DESCRIPTION OF BUSINESS                                 3
ITEM 1A.   RISK FACTORS                                            9
ITEM 2.    PROPERTIES                                             19
ITEM 3.    LEGAL PROCEEDINGS                                      19
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    19

                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
           SECURITIES                                             20
ITEM 6.    SELECTED FINANCIAL DATA                                20
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION                     21
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK                                            23
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA            23
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                    24
ITEM 9A.   CONTROLS AND PROCEDURES                                24
ITEM 9B.   OTHER INFORMATION                                      25

                             PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
           GOVERNANCE                                             25
ITEM 11.   EXECUTIVE COMPENSATION                                 27
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS             30
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
           DIRECTOR INDEPENDENCE                                  31
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES                 32
ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES                33

       Cautionary Notice About Forward Looking Statements

     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the current view about future events and financial performance based on certain assumptions. They include opinions, forecasts, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. In some cases, forward-looking statements can be identified by words such as "may", "can", "will", "should", "could", "expects", "hopes", "believes", "plans", "anticipates", "estimates", "predicts", "projects", "potential", "intends", "approximates" or the negative or other variation of such terms and other comparable expressions. Forward-looking statements in this Annual Report may include statements about:

     * future financial and operating results, including projections of revenues, income, expenditures, cash balances and other financial items;

     * capital requirements and the need for additional financing;

     * our real property rights, a joint venture agreement and other development rights, and the rights of others, including actual or potential competitors;

     *    our beliefs and opinions about our potential markets;

     * growth, expansion and acquisition and development strategies;

     * current and future economic and political conditions in Panama;

     *    competition;

     * potential increase in demand for Panamanian real estate;

     * current and future global economic and political conditions;

     * other assumptions described in this Annual Report underlying or relating to any forward-looking statements.

     The forward-looking statements in this Annual Report are only predictions. Actual results could and likely will differ materially from these forward-looking statements for many reasons, including the risks described under "Risk Factors" and elsewhere in this Annual Report. No guarantee about future results, performance or achievements can be made. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

                             PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

     On October 3, 2007, the Company completed the acquisition of Six Diamond Resorts International, S.A., a Panamanian corporation, which we refer to herein as "SDRI" in a share exchange transaction (the "Exchange") pursuant to a Share
Exchange Agreement dated as of August 15, 2007 (the "Exchange
Agreement"), by and among the Company, SDRI and each of the holders of the outstanding securities of SDRI.

     Prior to the Exchange, the Company was a "shell" company with no material assets and/or operations. The Company was organized under the laws of the Cayman Islands on March 10, 2006, and prior to the Exchange, the Company had not generated revenues and its operations consisted solely of attempting to identify, investigate and conduct due diligence on potential businesses for acquisition.

     SDRI was formed in March 2007, for the purpose of engaging in real estate development in the Republic of Panama. Upon completion of the Exchange, SDRI became a wholly-owned subsidiary of the Company and the business of the Company became that of SDRI.

     Through SDRI, the Company believes that it will be able to provide a complete solution for the development, sales, and management of premier resort, vacation and retirement communities in Panama and intends to attempt to set itself apart from other Caribbean resorts in its approach to services and amenities. The Company believes the services and amenities it intends to offer will attract individuals to retire in Panama. The Company also believes that demand for tropical destinations that are safe, relatively inexpensive and well developed has increased dramatically and that the current economic, social, and political climates in Panama have the potential to provide a substantial advantage over other areas of Central America.

     Concurrent with the completion the Exchange and through March 1, 2008, the Company sold in a private placement solely to accredited investors (the "Offering") an aggregate of one hundred ninety eight (198) units (the "Units") at a purchase price of $50,001 per Unit for aggregate gross proceeds of $9.9 million. Each Unit consisted of 28,572 shares of the Company's Series 1 Convertible Preference Shares, par value $0.00320375 ("Series 1 Preference Shares"). The Company issued an aggregate of 5,657,124 Series 1 Preference Shares in the Offering and received net proceeds of approximately $8.5 million. The Series 1 Preference Shares sold in the Offering were issued pursuant to the exemption from registration provided under Section 4(2) of the Act and Rule 506 promulgated thereunder. In connection with the Offering, the Company paid to a placement agent (the "Placement Agent") (i) a fee equal to ten (10%) percent of the aggregate purchase price of the Units sold in the Offering (ii) a non-accountable expense of three (3%) percent of the aggregate purchase price of the Units sold in the Offering (iii) a financial consulting fee equal to one (1%) percent of the aggregate purchase price of the Units sold in the Offering (iv) and warrants (the "Agent Warrants") to purchase 1,131,421 of the Company's Ordinary Shares for each whole Unit sold in the Offering. The Agent Warrants are exercisable for a five (5) year period at a price per share equal to $1.75 per share.

     Since the Exchange, the Company's business activities have consisted of developing opportunities in Panama.

Proposed Business Plan

     The Company's currently proposed general business plan contemplates the Company developing a number of projects (each a "Project", and collectively, the "Projects") in Panama. The Company currently proposes to develop such Projects using for each, one of two business models. In the first model, the Company proposes to purchase, subject to available funding, land from the then current land owners and then attempt to develop the property. The Company will pay all costs and expenses in acquiring, developing and selling any such properties. The Company currently proposes to attempt to use this business model in connection with a Project that is referred to as the "Brenon Property" as described below. In the second model, the Company proposes to attempt to enter into joint ventures with the land owners, whereby it is currently contemplated that any such land owners would contribute the land to a joint venture and the

Company will perform (and/or arrange for) all of the development activities and obtain all required funding necessary to develop and sell any such properties. It is currently contemplated that profits, if any, will be shared with the land owners on a predetermined ratio. It is currently proposed that Phase I and Phase II of Palacio del Mar (as described below) will be developed by the Joint Venture (as described below) pursuant to the JV Agreement (as described below) using this business model. See "Risk Factors."

     The Company currently proposes to be active in each phase of its development activities, from the acquisition of land to the design, architecture and construction of any developed properties it is able to acquire, or to develop through Joint Venture, to the eventual sale of units on the properties to the end user and ongoing management of the properties. Blair Korndorffer, the executive vice president of the Company, has substantial experience in the design and construction management of residential and commercial projects, and has worked with corporate, government, and private clients to design public spaces, health care, hospitality, assisted living, office and residential towers, industrial, specialty, and single family residential projects in the United States and in a number of foreign countries. James Bell, the chief operating and financial officer of the Company, is a seasoned entrepreneur who, among other items, worked for the Tramell Crow Company and has experience managing the acquisition disposition, land development, marketing, financial and sales aspects of land development projects. The Company also has, as its Executive Chairman, Frank DeLape, who has been an officer and/or director of a number of publicly traded companies. The Company currently proposes attempting to build a real estate team based in Panama with experience in selling properties in the Bocas Del Toro region.

Proposed Projects

     Palacio del Mar.   The Company currently intends that its
first development project will be Phase I ("Phase I") and Phase II ("Phase II") of Palacio del Mar (collectively, "Palacio del Mar"), which it currently intends to develop pursuant to a joint venture (the "Joint Venture") pursuant to which the owner of Palacio del Mar will contribute the raw land and the Company will, among other items, develop the property and provide and/or arrange for the development financing. The Company currently estimates that development costs of Phase I and Phase II of Palacio del Mar will be approximately $45 million and $50 million, respectively. The Company currently contemplates, however, that it will not build "spec" properties and then seek purchasers for such property, but rather sell to purchasers (depending on the particular project (a "Project") being developed by the Joint Venture) a condominium in various stages of construction and/or land with a contract to build a villa or house, which contract will require purchasers to make staged upfront payments. As a result, although no assurances can be given, the Company does not currently believe it will be required to obtain all of such estimated approximately $45 million and $50 million through additional third party financing to complete Phase I and Phase II of Palacio del Mar. The terms of the Joint Venture are set forth in the Joint Venture Agreement dated as of April 1, 2007 (the "JV Agreement"), by and between SDRI and Landbridge Holdings SA, a Panamanian company ("Landbridge"), pursuant to which, among other items, generally, Landbridge will contribute certain properties purchased by it (including Palacio del Mar) and the Company will, among other things, obtain the development and other required financing and design, sell and manage the construction process. The form of JV Agreement is attached as an exhibit to an 8-K filed with the SEC on October 10, 2007. Landbridge will receive payments from the Joint Venture based upon the fair market value ("FMV") of the property it contributes to the Joint Venture from the sale of each condominium, land lot, house or villa located on such contributed property, as provided in the JV Agreement. Landbridge is owned by Frank DeLape and one other person. Mr. DeLape is a control person of Six Diamond, SDRI and Landbridge and the Company and such other person is a control person of the Placement Agent, SDRI, Landbridge and the Company. See "Risk Factors"

     Phase I of Palacio del Mar.     Phase I of Palacio del Mar
is a five (5)-acre site located on the Island of Colon in Panama. The JV Agreement currently contemplates that Phase I of Palacio del Mar will consist of three (3) four (4) story condominium buildings, one (1) three (3) story condominium building, one (1)
six (6) story condominium building.   The Company currently
contemplates that each building will have either a bayfront or beachfront view. The Company believes that if all such buildings are successfully built, such buildings will contain in the aggregate an estimated approximately 151 condominium units that will be available for sale. The Company contemplates that such proposed condominium units will range in size from efficiency to penthouse suites.

     Phase II of Palacio del Mar. The Company also intends to develop Phase II of Palacio del Mar ("Phase II"), which is located approximately one-half mile from Phase I of Palacio del Mar in what the Company believes is a more secluded beach cove setting than Phase I. This site is approximately five (5) acres. The Company currently is contemplating attempting to build a condominium building that will eventually contain approximately one hundred forty-eight (148) condominium units ranging in size from efficiency units to ultra-luxurious penthouse suites. The property pursuant to which Phase II of Palacio del Mar contemplates developing is being purchased by Landbridge pursuant to a purchase agreement dated August 7, 2007 by and between Landbridge and the current owners of the Phase II of Palacio del Mar property, for approximately $1,550,000. To date, Landbridge has paid the current owners of the Phase II of Palacio del Mar
property $1,550,000.   Landbridge will be paid by the Joint
Venture the FMV for the property it contributed on which Phase II of Palacio del Mar will be developed. Unlike Phase I, the Company currently intends for Phase II to offer a single mixed use building that is planned to house all of the condominium units. The Company believes that the estimated costs to develop Phase II of Palacio del Mar will be approximately $50 million. Similar to Phase I, the Company currently contemplates financing the majority of the development of Phase II of Palacio del Mar through staged payments received by the Joint Venture from the sale of to be built condominium units following completion of the proposed building that will contain such condominium units. The Company, however, currently contemplates that it will not begin proposed construction of the proposed building containing the proposed condominium units until and only if no less than (i) sixty-five (65%) percent of the proposed condominium units offered at Phase I of Palacio del Mar are sold, and (ii) a to be determined number of the unbuilt condominiums in Phase II of Palacio del Mar are sold.

     The Brenon Property. Pursuant to several purchase agreements (each a "Brenon Agreement" and collectively, the
                    ----------------
"Brenon Agreements") with the various property owners (each a
 -----------------
"Seller," and collectively, the "Sellers") of an aggregate of
 ------                          -------
approximately 556 acres of development property located on mainland Panama outside of the town of Brenon (collectively, the "Brenon Property"), and SDRI, the Company has agreed to purchase
 ---------------
the Brenon Property for approximately $1,926,916. To date, the Company has paid $1,136,011 to purchase property and $110,247 as deposits for the purchase of remaining acreages, thus reducing the amount owed on the Brenon Property to $680,657. SDRI's right to purchase the remaining Brenon Property pursuant to the Brenon Agreement expires April 30, 2008. The Company intends to use the proceeds from the Offering to complete the purchase of these properties prior to the expiration of the purchase rights. The Company believes it will need an estimated additional approximately $1,500,000 to develop the Brenon Property, which currently consists of raw land, to the point where it will be able to begin to sell land lots to fund further development of the Brenon Property. See "Risk Factors," "Business".

     If purchased, the Company currently contemplates attempting to develop this property into a retirement village. The Company currently contemplates purchasing, developing and selling this project by itself and not through the Joint Venture. The Brenon Property is located in a valley, surrounded by highlands, and has a river that runs the length of the property. The property is situated approximately 30 miles (on a straight line basis) from David and Boquete in the southwest region of Panama.

     Playa Diamante.   Pursuant to a purchase agreement, dated
September 2006, by and between Landbridge and the sellers, Landbridge purchased approximately 200 acres of property in Panama located in the Archipelago of Bocas del Toro ("Playa"). Landbridge's purchase price for such property was approximately $4,000,000. Landbridge and SDRI were planning to develop this property under the name "Playa Diamante" pursuant to the Joint Venture on the terms set forth in the JV Agreement in separate phases. If all proposed phases of Playa were successfully developed, the Company currently contemplates that Playa would consist of approximately 200 acres of beach and resort communities on the Island of Isla Bastmentos. Following the acquisition of Playa by Landbridge, however, litigation was commenced against certain control persons of SDRI in Panama and Texas, claiming, among other items, that a third party had title to Playa and seeking damages. Although neither SDRI nor the Company is currently a named party to the litigation, the Company and/or SDRI, may in the future become a party to the litigation. SDRI, based upon consultation with its legal counsel in Panama and Texas, believes such lawsuits are without merit. The defendants in such actions are vigorously defending such lawsuits. In the event that such lawsuits are dismissed and the Company, SDRI and Landbridge believe Landbridge has clear title to Playa, of which no assurances can be given, the Company may reallocate a portion of the net proceeds from the Offering to develop Phase I of Playa. To date on behalf of defendants in such litigation, SDRI has spent funds defending such lawsuits from the net proceeds of the Bridge Offering and may spend additional funds from the net proceeds of the Offering. See "Risk Factors".

     If development of Phase I of Playa is able to proceed, of which no assurances can be given, the Company currently contemplates that Phase I of Playa will, if completed, consist of approximately thirty-six (36) high-end beachfront villas, twenty-nine (29) lakefront villas, and an eight story condominium building that would, as currently contemplated, consist of lakefront and beachfront condominiums. The Company currently contemplates that Phase I of Playa would also include one private six-acre island home for sale complete with personal hovercraft and helipad. The Company currently contemplates that expected prices for residences at Phase I of Playa will start under $400,000 for condos and villas will range from $450,000 to $8,000,000. The Company estimates that the cost to complete Phase I of Playa will be approximately $130 million. The Company, however, currently contemplates that the Joint Venture will not build "spec" units and then seek purchasers for such units, but rather sell to purchasers raw land on the property, with a contract to build a villa or house or a condominium unit in various stages of construction, which contract will require purchasers to make staged upfront payments based upon the completion of various phases of the particular purchased unit.
As a result, the Company does not believe it will be required to obtain all of such $130 million from third party financing for the Joint Venture. In the event, however, the staged payments from any purchasers (together with any then available funds the Company may then have), do not cover the Joint Venture's costs and expenses, or for any other reason the Joint Venture requires additional financing, the Company will be required to obtain additional capital, which could be substantial. No assurances can be given that the Company will be able to obtain any such financing if required, or if it is able to obtain such financing, the terms thereof. See "Risk Factors".

The STC System

     The Company intends to attempt to use modular construction methods in constructing buildings on any properties it and/or the Joint Venture is able to acquire in connection with the development of any such properties. The Company calls such system the "STC" system. Using the STC system, the Company currently intends to construct building modules in a factory and then assemble the modules on any development site it performs development services for. The Company believes that buildings constructed using the STC system will have greater resistance to weather than buildings constructed using conventional methods.
To implement such STC system, the Company is attempting to locate and acquire a suitable facility in Panama and then refurbish and equip such facility. No assurances can be given that the Company will be able to acquire and equip any such facility and/or the costs thereof. Failure to do so would result in increased costs and expenses to the Company, which could have a material adverse effect on the Company's proposed operations.

THE JOINT VENTURE AND THE JOINT VENTURE AGREEMENT

General

     The Joint Venture is governed by the JV Agreement.
Landbridge and SDRI each own fifty (50%) percent of the Joint
Venture. Unless earlier terminated (or extended for a reasonable period to complete projects not then completed), the Joint
Venture will terminate on December 31, 2012.

     Pursuant to the terms of the JV Agreement, for each Project that the Joint Venture agrees to acquire and develop, generally, Landbridge will contribute the property to the Joint Venture and SDRI shall develop the applicable property in accordance with a proposed Business Plan (as defined below) for such particular property, including, but not limited to, funding and providing all architecture and design work, construction management, marketing and sales plans and any other work, papers, documents and other materials necessary to the development of the property. In addition, SDRI will be responsible for obtaining the necessary funding to finance the development of the particular Project on the terms set forth in such Project's Business Plan.

     For each Project covered by the JV Agreement, SDRI and Landbridge shall assemble a business plan (a "Business Plan") covering, among other items, the development, terms, projected costs, expenses, profits and losses and setting critical target dates for completion of milestones for each such Project (the "Critical Targets"). The Joint Venture's Board of Directors (the "JV Board") shall prepare and submit to the parties a budget for each Project which will be included in each Business Plan. To date, no Business Plan has been assembled for any Project.

     The Projects currently included in the JV Agreement include Phase I and Phase II of Palacio del Mar. Although such Projects are currently contemplated to be acquired and developed by the JV Agreement, no assurances can be given that SDRI will elect to and/or have the available resources to, develop one or more Projects and/or that Landbridge will contribute one or more of such properties to the Joint Venture for any such Projects.
Phase I and Phase II of Playa are also included, but will not be acquired and/or development commenced until litigation with regard to such property described elsewhere herein is satisfactorily completed. See "Risk Factors".

Operations of the Joint Venture

     The Joint Venture shall be governed by the JV Board, which shall initially consist of at least three (3) directors. Each of Landbridge and SDRI shall have the right to appoint one (1) director to the JV Board and the third director shall be appointed jointly by Landbridge and SDRI. The JV Board shall have the complete authority to manage the business and affairs of the Joint Venture, including the power to appoint the Joint Venture's officers.

     The JV Board may take action at a meeting (either telephonically or in person) or through written consent. A quorum for a JV Board meeting shall consist of no less than a majority of the Directors of the JV Board and action requires at least a majority of a quorum. Action by written consent may only be taken by unanimous written consent of the JV Board. The JV Board is required to meet once every three (3) months.

The Joint Venture Board

     The JV Board shall initially consist of three (3) members as follows:

     Name of JV Board Director              Age       Other Joint Venture Positions Held
     -------------------------              ---       ----------------------------------

     James William Bell (SDRI appointee)     50        Chief Executive Officer
     Richard Kiibler (Landbridge appointee)  36        -----
     Robert Sagarino                         48        Secretary

     Messrs. Bell, and Kiibler are officers and/or directors of SDRI and together with Mr. Sagarino will become officers and/or directors of the Company following the Exchange. For a description of each such person's background and positions with SDRI and the Company following the Exchange, see "Directors and Executive Officers".

Return of Landbridge Property Contributions

     Generally, pursuant to the JV Agreement, for each Project undertaken by the Joint Venture, Landbridge shall be entitled to receive the FMV of the property it contributes for a Project.
The FMV for a property shall be determined by three (3) independent appraisers, of which one (1) is appointed by each of Landbridge and SDRI, respectively, and the third is appointed by mutual agreement of the Landbridge and SDRI appointed appraisers. If the Landbridge and SDRI appraisers cannot find or agree on a third appraiser, the Landbridge and SDRI appointed appraisers shall determine the FMV of such property. The FMV of a property is determined by the average of the high and low of all appraisals submitted. If, however, one or more of such appraisals is thirty (30%) greater or lesser than the average of all the appraisals submitted for such property, then the FVM is determined by a majority vote of the JV Board.

     After determination of the FMV for a particular property then pursuant to the JV Agreement, the Joint Venture shall pay to Landbridge fifty (50%) percent of the Profits (as defined in the JV Agreement) from each sale of a particular condominium, land lots, villa and/or house, until Landbridge receives aggregate payments equal to the determined FMV of the property contributed to the Joint Venture for the particular Project. Such payments shall be aggregated and due and payable from the Joint Venture to Landbridge and paid quarterly. In the event SDRI is able to secure project financing of no less than $10 million for a particular Project, then the Joint Venture shall pay to Landbridge fifty (50%) percent of the FMV of the particular property contributed to the Joint Venture by Landbridge from such project financing proceeds, but in no event shall the aggregate payments from a project financing and sales of condominium units, land lots, villas or houses exceed the FMV of a particular property.

Distribution of Profits

     Following Landbridge receiving aggregate payments equal to the FMV of the particular property it contributed to the Joint Venture, pursuant to the JV Agreement all funds of the Joint Venture available for distribution relating to such particular Project shall thereafter be distributed, first to SDRI, until SDRI receives repayment of all funds contributed to the Joint Venture relating to such Project (including, but not limited to, loans, services, technical information, documents, studies and related items), then to Landbridge and SDRI in accordance with their respective ownership interest in the Joint Venture, which initially is fifty (50%) percent each.

Other Provisions

     It is currently contemplated that SDRI shall also receive for each Project undertaken by the Joint Venture, a fee equal to
(i) two (2%) percent of the aggregate construction costs paid to develop each Project; (ii) four (4%) percent of the aggregate architectural costs paid to develop each Project; and (iii) six (6%) of the aggregate retail sales price of condominiums, houses, villas, land lots and related items for each Project if such sales are made through the contemplated property sales division of SDRI. It is contemplated currently that all such fees shall be paid as and when interim architectural and construction payments are made to the provider of such services by the Joint Venture and when the Joint Venture receives payments for sales of properties arranged by SDRI. Such arrangements shall be documented pursuant to written agreements between the Joint Venture and SDRI to be prepared and entered into at a future date. The terms and provisions of each such proposed agreement may change and/or may include additional provisions, including for compensation and indemnification, then that set forth above.

     As of December 31, 2007, pursuant to the terms of the JV Agreement, as a result of SDRI deferring expenses and costs of acquiring the following properties as a result of Landbridge acquiring such properties, SDRI paid to Landbridge (i) $150,000 for Landbridge acquiring Phase I of Playa, and (ii) $100,000 for Landbridge acquiring Phase I of Palacio del Mar. Pursuant to the JV Agreement, SDRI also shall pay to Landbridge $150,000 at such time as SDRI begins to "actively market and promote" Phase II of Palacio del Mar.

     The JV Agreement also provides that (i) for each Project developed by the Joint Venture, Landbridge shall have the right to purchase six (6) units on the property for each such Project (i.e., condominium units and/or land lots depending upon the Project), at a purchase price equal to six (6%) percent above each such units' construction cost, and (ii) prior to the date construction for Phase I of Playa commences, Landbridge shall have the right to sell all or any portion of the Playa property and receive one hundred (100%) percent of the revenues from such sale.

Financial Statements; Books and Records.

     The Joint Venture shall provide to each of SDRI and Landbridge the following financial statements: (i) audited balance sheet, profit and loss and cash flow statements, together with an auditor's report for each year ending December 31st, commencing with December 31, 2008, which audited financial statements shall be delivered to the parties no later than March 10th of the year following such year, and (ii) unaudited balance sheet and profit and loss and cash flow statements, certified by the Joint Venture's chief Executive Officer and Chief Financial Officer, as being true and correct for each month and each quarter of the Joint Venture. All such financial statements shall be prepared in accordance with US GAAP. The Joint Venture's year end shall be December 31st of each year.

Termination Provisions

     Under the terms of the JV Agreement, the Joint Venture may be terminated by either Landbridge or SDRI, on ninety (90) days' prior written notice, if the Joint Venture fails to achieve a Critical Target on a proposed project and such failure was not the result of a breach of the JV Agreement by either of the parties. In addition, in the event that either of the parties to the JV Agreement is in default, the other, non-defaulting party, will have the right to terminate the Joint Venture by providing 90 days' prior written notice to the defaulting party. Such notice shall specify whether the non-defaulting party has elected to (i) dissolve the Joint Venture, (ii) purchase the defaulting party's interest, or (iii) sell its interest to the defaulting party. Events of default under the JV Agreement include, among other things, a default by a party of its material covenants under the JV Agreement, a breach of a representation or warranty, the dissolution or bankruptcy of a party or a change of control of a party or the failure to make additional contributions when required.

COMPETITION

     The real estate development business is highly competitive and the Company expects that as vacationers and retirees discover Panama the competition to develop and sell properties will increase. The Company is aware of a number of larger development companies that are currently contemplating developments in the Panama region. Such competitors have greater financial and other resources and more extensive experience in the resort/retirement development business than the Company. The Company also may compete to purchase land in the Panama region from individuals looking to "flip" such land, which would increase acquisition costs for the Joint Venture and the Company. The Company also may compete against local developers as well as Messrs. DeLape and other persons and Landbridge. See "Risk Factors".

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

     We are not aware of any current federal, state or local environmental compliance regulations that have a material effect on our business activities. We have not expended material amounts to comply with any environmental protection statutes and do not anticipate having to do so in the foreseeable future.

EMPLOYEES

     As of March 1, 2008, we had a total of twenty-five (25) full time employees. None of these employees is covered by a collective bargaining agreement, and we believe our relations with our employees are good. We may also employ consultants on an as-needed basis to supplement existing staff.

ITEM 1A.  RISK FACTORS

     Investing in our Ordinary Shares involves a high degree of risk. Prospective investors should carefully consider the following risks and uncertainties and all other information contained or referred to in this report before investing in our Ordinary Shares. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our Ordinary Shares could decline, and you could lose all of your investment.

     Risks Related to the Company and Our Proposed Business

Control Persons of the Company have a Conflict of Interest.

     Frank DeLape, a director and the Executive Chairman of the Company and the holder of approximately 21% of the Company's outstanding Ordinary Shares and Bill Baquet, the holder of approximately 24% of the Company's outstanding Ordinary Shares are control persons of the Company. They are also control persons of SDRI and Landbridge, and accordingly, a conflict of interest exists for Messrs. DeLape and Baquet. Landbridge and SDRI are parties to the JV Agreement and are the two participants in the Joint Venture. Landbridge and SDRI each own fifty (50%) percent of the Joint Venture. Under the terms of the JV Agreement, among other items, SDRI will receive the right to develop certain properties in Panama owned by Landbridge that Landbridge elects to contribute to the Joint Venture in Panama (including, but not limited to, Palacio del Mar), which if such right is exercised by SDRI, Landbridge will contribute the properties to the Joint Venture and SDRI will, among other items, arrange the financing for developing such properties and will develop the contributed properties. In exchange for contributing the properties to the Joint Venture, Landbridge will, among other items, receive payments from the Joint Venture equal to the fair market value of each such contributed property as determined pursuant to the JV Agreement prior to SDRI receiving any
payments.   The funds to be paid by the Joint Venture to
Landbridge for a particular property contributed to the Joint Venture will be made from each payment received by the Joint Venture from the sale of each condominium unit (which may be at any number of stages of completion when sold or may be sold as a pre-construction unit or sold as a finished unit), land lot, house, villa and/or other property located on such particular property, in an amount equal to fifty (50%) percent of (i) each staged payment made by the purchaser of any such property unit, and (ii) if the Joint Venture is able to obtain project financing on a particular Joint Venture project in excess of $10,000,000, then up to 50% of such project financing, but not in excess of such properties' fair market value. The JV Agreement also provides additional payments, rights and benefits to Landbridge. Messrs. DeLape's and Baquet's controlling interests in Landbridge presents a potential conflict of interest between them, the Company and SDRI. In addition, as of December 31, 2007, SDRI owes Benchmark Equity Group, a company wholly owned by Mr. DeLape, and Mr. Baquet $440,000 and $590,000 respectively, excluding accrued but unpaid interest.

     In addition to the other conflicts set forth herein, Landbridge and/or Mr. DeLape and the control person of the placement agent may compete directly with the Company by, among other items, purchasing and/or selling land for their own benefit, rather than giving the Company the opportunity to purchase and/or bid on the land and/or purchasing land and developing the land either themselves or through a third party developer without giving the Company the right to develop the property pursuant to the JV Agreement. Landbridge currently owns certain properties in Panama which it does not currently intend to contribute to the Joint Venture. In the event the Company is unable to obtain the required financing to pay the remaining purchase price for the Brenon Property, Messrs. DeLape and Baquet and/or Landbridge have the right to purchase such property and contribute it to the Joint Venture, or develop such property with or sell such property to a third party. SDRI has paid certain legal fees and related costs and expenses relating to litigation regarding the property that Playa is currently contemplated to be developed on, from the proceeds of the Bridge Offering and may use certain of the net proceeds from the Offering in connection with such litigation.

       See "Security Ownership of Certain Beneficial Owners and
Management" and "Certain Relationships and Related Transactions."


The Company and its wholly owned subsidiary SDRI are development-stage, start-up companies with no operating history, which makes it difficult to evaluate the Company's business and business prospects and increases the risk that the value of any investment in the Company will decline; Substantial current liabilities; Limited available funds.

     The Company was founded in 2006 and SDRI was founded in 2007 and neither has any operating history. The Company has only limited assets and is wholly dependant on the net proceeds from the Offering to implement its business plan. The Company has no revenue and will not be able to generate revenue unless and until SDRI starts to generate revenue through the Joint Venture. Because the market for development in Panama is relatively new, uncertain and evolving, and because the Company and SDRI have any operating experience, it is difficult to assess or predict with assurance whether the Company will be able to successfully develop any of the potential properties. There can be no assurance that even if the Company obtains sufficient capital, of which no assurances can be given, to fund its current plans as discussed herein, that the Company will ever successfully develop any property or that if developed, individuals and/or others will purchase any of the properties (or units thereon) or that we will ever become profitable.


The Company will require substantial additional capital in order to implement its business plan.

     The Company believes that the cost to develop Phase I and II of Palacio del Mar, will be an estimated approximately $45 million and $50 million, respectively, a portion of which the Company believes will be funded through staged payments from purchasers of units proposed to be built on Palacio del Mar, and the remainder through additional third party financing. No assurances can be given that the Company will be able to obtain any such additional third party financing if, and, when, required, or if it is able to obtain such financing, the terms
thereof.   In addition, if the anticipated staged payments from
unit purchasers (together with any available funds the Company may then have), are not sufficient to cover the Company's costs and expenses, or for any other current and/or future reason the Company requires additional financing, the Company will be required to obtain additional capital, which could be substantial. No assurances can be given that the Company will be able to obtain any such financing if, and, when, required, or if it is able to obtain such financing, the terms thereof. The failure to obtain substantial additional funds when and if needed will result in the Company having to cut back on its proposed business plan and to reduce its projects. In addition to the foregoing, there remains approximately $680,657 of the purchase price required to purchase the Brenon Property and the Company believes that it will cost an estimated approximately additional $1,500,000 to be in a position to effectuate initial sales of units built and/or under construction (whether condominiums, villas, houses and/or land lots) located on the Brenon Property and substantial additional funds to complete the proposed development of the Brenon Property. The Company will also have other foreseen (and possible unforeseen) costs and expenses in connection with its proposed business. The Company will have to raise additional funds to acquire the Brenon Property.


Obligations In connection With the Proposed Business Plans and JV
Agreement.

     For each Project to be developed by the Joint Venture, the Joint Venture, Landbridge and SDRI, in accordance with the JV Agreement, will prepare a business plan, including, among other items, estimated projected costs, payments and profits. No such business plans have been prepared. However, each such proposed business plan may result in additional obligations and payments for SDRI, certain of which may be material, but cannot be determined as of the date hereof. No assurances can be given as to the final terms of any such proposed business plan and/or whether SDRI will be able to meet all of its foreseen and/or unforeseen obligations under each such proposed business plan, as well as the JV Agreement itself. The failure to meet such obligations would in all likelihood result in a breach by SDRI of any such proposed business plan and/or the JV Agreement, which would have a material adverse effect on SDRI and the Company.
In addition, pursuant to the JV Agreement, SDRI required to obtain capital for the development of projects. The failure of SDRI to obtain to obtain the required capital when and in the amounts needed as determined by the Joint Venture would result in SDRI being in default of the JV Agreement, which would have a material adverse effect on SDRI and the Company.


Playa Diamante, a property Landbridge and SDRI intended that Landbridge would contribute to the Joint Venture for development by SDRI is the subject of litigation and Landbridge will not contribute such property to the Joint Venture for development until such time, if ever, as the litigation is resolved.

     One of the properties that SDRI and Landbridge intended that Landbridge would contribute to the Joint Venture is Playa Diamante. It was intended that Landbridge would contribute Playa Diamante to the Joint Venture and SDRI would obtain the development financing and develop the property as set forth in the JV Agreement. Certain third parties, however, have challenged Landbridge's ownership of Playa Diamante and are seeking damages based on its claim of ownership of such property. The matter is currently in litigation in Panamanian courts. Although Landbridge believes that it will prevail in such litigation, there can be no assurance that the Panamanian courts will decide the matter in Landbridge's favor. Accordingly, Landbridge cannot contribute the Playa Diamante property to the Joint Venture for development until the matter is satisfied in Landbridge's favor, In the event that Landbridge is not granted clear title to the property and other related issues are not resolved, the property will not be developed under the Joint Venture. To date, SDRI has expended certain funds to fund this litigation (and another similar litigation against one or more principles of Landbridge). In the event that Landbridge is not able to contribute the Playa Diamante property to the Joint Venture, SDRI will not be able to develop the land and would be required to seek an alternative project. This could have a material adverse effect on the Company's proposed business plan and its results of operations.


The Company may not be able to successfully execute its real estate development strategies.

     The real estate development business is subject to substantial risks. These risks include, but are not limited to, availability and timely receipt of zoning and other regulatory approvals, local laws, the cost and timely completion of construction (including risks from factors beyond our control, such as weather or labor conditions or material shortages), and the ability to obtain both construction and permanent financing on favorable terms. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent the start and/or the completion of development activities once undertaken, any of which could have a material adverse effect on the Company and its results of operations.


The real estate industry is highly speculative and involves a high risk.

     The real estate industry is highly cyclical by nature and future market conditions are uncertain. This is especially true in developing countries. Factors beyond the Company's control can affect the development and value of properties and the real estate and homebuilding industries. The existence or occurrence of any such factors, including but not limited to the ones listed below, could have a material adverse impact on the Company's financial condition and results of operations:

     *    the availability and cost of financing;
     *    unfavorable interest rates and increases in inflation;
     *    overbuilding or decreases in demand;
     * changes in the general availability of land and competition for available land;
     * construction defects and warranty claims arising in the ordinary course of business or otherwise, including mold related property damage and bodily injury claims and homeowner and homeowners' association lawsuits;
     * changes in national, regional and local economic conditions;
     * cost overruns, inclement weather, and labor and material shortages;
     * the impact of present or future environmental legislation, zoning laws and other regulations;
     * availability, delays and costs associated with obtaining permits, approvals or licenses necessary to develop property;
     * increases in real estate taxes and other local government fees; and
     *    local law.


The Company's investments in property development may not be profitable or may be less profitable than the Company anticipates.

     The Company and SDRI are both newly-formed entities intending to be engaged in the development and construction of tourist and retirement destinations, which is subject to a number of risks and uncertainties. The existence or occurrence of any such risks or uncertainties, including but not limited to the ones listed below, could have a material adverse impact on the Company's financial condition and results of operations:

     *    abandonment of development opportunities;
     * construction costs of a project may exceed our original estimates for reasons including raises in interest rates, or increases in the costs of materials and labor, making a project unprofitable;
     * purchases of developed properties may fluctuate depending on a number of factors, including market and economic conditions and a corresponding lower return on our investment;
     * pre-construction buyers may default on their purchase contracts or units in new buildings may remain unsold upon completion of construction;
     * the unavailability of favorable financing alternatives in the private and public debt markets; and
     * we may be unable to obtain, or may face delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, or we may be affected by building moratoria and anti-growth legislation.


The Company may experience shortages of building supplies and labor, resulting mainly from circumstances beyond our control, which could cause delays and increase costs of developing our project, which may adversely affect our operating results.

     The Company's ability to develop projects may be affected by circumstances beyond its control, including:

     *    shortages or increases in prices of construction materials;
     *    natural disasters in the areas in which we operate;
     * work stoppages, labor disputes and shortages of qualified trades people, such as carpenters, roofers, electricians and plumbers;
     * lack of availability of adequate utility infrastructure and services; and
     * our need to rely on local subcontractors who may not be adequately capitalized or insured.

     Any of these circumstances could give rise to delays in the start or completion of, or increase the cost of, developing one or more of our projects. We anticipate competing with other real estate developers in Panama for labor as well as raw materials, who may be better financed than us. Continued strength in the homebuilding industry and the commercial and condominium construction markets, as well as increases in fuel and commodity prices have resulted in significantly higher prices of most building materials, including lumber, drywall, steel, concrete, roofing materials, pipe and asphalt. In addition, local materials suppliers may limit the allocation of their products to their customers, which slow our production process and forces us to obtain those materials from other suppliers. The existence or occurrence of any of the foregoing could have a material adverse impact on the Company's financial condition and results of operations.


Changes in local, regional, and national economic conditions could adversely affect the Company's business, financial condition and results of operations.

     The real estate development industry is cyclical in nature and is particularly vulnerable to shifts in local, regional, and national economic conditions outside of the Company's control, such as:

     *    short and long-term interest rates;
     *    housing demand;
     *    population growth;
     *    employment levels and job growth; and
     *    property taxes.

     Economic factors such as the impact of rising and falling interest rates, can affect the ability of purchasers to obtain financing, and population growth, can impact supply and demand for vacation homes, as well as goods and services; and hence, land to meet those needs. Adverse changes in interest rates, housing demand, population growth and/or the regional or national economies of Panama, the United States and other areas could have a material averse effect on the Company's business, financial condition and results of operations.


Natural disasters could have an adverse effect on our real estate operations.

     Panama is subject to the risks of natural disasters such as tropical storms, floods, droughts, fires, and other environmental conditions can adversely affect our business. These natural disasters could have a material adverse effect on our proposed business by, among other items, causing the incurrence of uninsured losses, delays in construction, and shortages and
increased costs of labor and building materials.   In addition to
property damage, natural disasters may cause disruptions to our proposed business operations. Approaching storms require that sales, development and construction operations be suspended in favor of storm preparation activities such as securing construction materials and equipment. After a storm has passed, construction-related resources such as sub-contracted labor and building materials are likely to be redeployed to hurricane recovery efforts. Governmental permitting and inspection activities may similarly be focused primarily on returning displaced residents to homes damaged by the storms, rather than on new construction activity. Depending on the severity of the damage caused by the storms, disruptions could last for several months. The occurrence of any such natural disasters in the areas the Company intends to develop could have a material adverse impact on the Company's business, financial condition and results of operations.


Unforeseen global events could adversely impact us.

     The SARS epidemic in the spring of 2003 adversely impacted the international travel industry. Other such events of a global nature could also adversely impact discretionary travel and second home purchases, upon which our proposed operations will be highly dependent, which would have a material adverse impact on the Company's business, financial condition and results of operations.


Because our business depends on the acquisition of new land, the unavailability of land could reduce our revenues or negatively impact our results of operations.

     Our proposed operations will be highly dependent on our ability to acquire land for development at reasonable prices. We will compete for available land with other homebuilders and/or developers that will possess significantly greater financial, marketing and other resources. We could also compete against Landbridge for any such property. This competition may ultimately reduce the amount of land available as well as increase the bargaining position of property owners seeking to sell. Changes in the general availability of land, competition for available land, availability of financing to acquire land, zoning regulations that limit density and other market conditions may hurt our ability to obtain land. If land appropriate for development becomes less available, the cost of land could increase, and our proposed business, financial condition and results of operations would be adversely affected.


Because real estate investments may be illiquid, a decline in the real estate market or in the economy in general could adversely impact our business.

     Real estate investments may be illiquid. Companies that invest in real estate have a limited ability to vary their portfolio of real estate investments in response to changes in economic and other conditions. In addition, the market value of any properties or investments we acquire in the future may decrease. Moreover, we may not be able to timely dispose of any investment when we find dispositions advantageous or necessary, and any such dispositions may not provide proceeds in excess of the amount of our investment in the property or even in excess of the amount of any indebtedness incurred to acquire the property. Declines in real estate values or in the economy generally would have a material adverse impact on the Company's business, financial condition and results of operations.


Our ability to successfully develop commercial and residential projects could affect our financial condition.

     Assuming we are able to develop the Brenon Property, Phase I of Palacio del Mar and/or any other property, it may take several years, if ever, for any such development to achieve positive cash flow. Before any such property generates any revenues, material expenditures are required to acquire land, to obtain development approvals and to construct significant portions of project infrastructure, amenities, homes and/or unit buildings and sales facilities. If we are unable to acquire, develop and/or successfully sell any such property and to generate positive cash flows from these operations in a timely manner, it will have a material adverse effect on the Company's financial condition and results of operations and could require the Company to suspend or curtail its proposed business plan.


Our ability to sell any projects that we develop in the future, and, accordingly, our future operating results, will be affected by the availability of financing to potential purchasers.

     Most purchasers of real estate finance their acquisitions
through third-party mortgage financing. Real estate demand is generally adversely affected by:

     *    increases in interest rates;
     *    decreases in the availability of mortgage financing;
     *    increasing real estate costs; and
     *    unemployment,

     Increases in interest rates or decreases in the availability of mortgage financing could depress the market for real estate because of the increased monthly mortgage costs or the unavailability of financing to potential buyers. If demand for commercial and/or residential real estate declines, any land we and/or the Joint Venture acquire remaining in our inventory longer and our corresponding borrowing costs would increase. This could adversely affect our operating results and financial condition.


Product liability litigation and claims that may arise in the ordinary course of our proposed business may be costly or negatively impact sales, which could adversely affect our proposed business.

     Our proposed development business is subject to construction defect and product liability claims arising in the ordinary course of business. These claims are ordinary in the homebuilding and commercial real estate industries and can be costly. Among the claims for which developers and builders have financial exposure are mold-related property damage and bodily injury claims. Damages awarded under these suits may include the costs of remediation, loss of property and health-related bodily injury. In response to increased litigation, insurance underwriters have attempted to limit their risk by excluding coverage for certain claims associated with pollution and product and workmanship defects. As a consequence, some or all of the financial risk associated with mold claims may be the sole obligation of the insured party. As a proposed developer, we may be at risk of loss for mold-related property and bodily injury claims in amounts that exceed available limits on our comprehensive general liability policies. In addition, the costs of insuring against construction defect and product liability claims, if applicable, are high and the amount of coverage offered by insurance companies is also currently limited. There can be no assurance we will be able to obtain insurance or if obtained, that the coverage will not be restricted and become more costly. If we are not able to obtain adequate insurance, we may experience losses that could have a material adverse impact on the Company's business, financial condition and results of operations.


Properties that the Company acquires, either directly or through the joint venture, may subject us to unknown liabilities.

     Properties that we and/or the Joint Venture may acquire may be subject to unknown liabilities for which we would have no recourse, or only limited recourse, to the former owners of such properties. As a result, if a liability were asserted against us based upon, among other items, ownership and/or of an acquired property, we might be required to pay significant sums to settle or lose the rights to the property, which would adversely affect our proposed business. Unknown liabilities relating to acquired properties could include:

     * liabilities for clean-up of undisclosed environmental contamination;
     * law reforms and governmental regulations (such as those governing usage, zoning and real property taxes);
     *    liabilities incurred in the ordinary course of business;
          and
     *    clouds on title.


Some of the land we may purchase may not be zoned for development purposes, and we may be unable to obtain, or may face delays in obtaining the necessary zoning and other permits.

     We and/or the Joint Venture may acquire several plots of land which are not zoned for development purposes or for the type of developments we propose. No assurances can be given that we will be successful in attempting to rezone land and to obtain all necessary permits and authorization, or that rezoning efforts and permit requests will not be unreasonably delayed. Moreover, we could be affected by building moratoria and anti-growth legislation if adopted in Panama. If we are unable to obtain all of the governmental permits and authorizations we need to develop future projects as planned, we may be forced to make unwanted modifications to such projects or abandon them altogether.


We are subject to governmental regulations that may limit our operations, increase our expenses or subject us to liability.

     We may be subject to Panamanian laws, ordinances and regulations concerning, among other things:

     * environmental matters, including the presence of hazardous or toxic substances;
     *    wetland preservation;
     *    health and safety;
     *    zoning, land use and other entitlements;
     *    building design, and
     *    density levels.

     In developing any project, we may be required to obtain the approval of numerous Panamanian governmental authorities regulating matters such as:

     * installation of utility services such as gas, electric, water and waste disposal;
     * the dedication of acreage for open space, parks and schools;
     *    permitted land uses, and
     *    the construction design, methods and materials used.

     We may also at times not be in compliance with all regulatory requirements. If we are not in compliance with regulatory requirements, we may be subject to penalties or we may be forced to incur significant expenses to cure any noncompliance. In addition, some of our land we may acquire may not have received planning approvals or entitlements necessary for planned or future development. Failure to obtain entitlements necessary for development on a timely basis or to the extent desired would adversely affect our proposed business.

Environmental and land use regulations and building moratoriums may subject us to delays or increased costs of construction or prohibit development of our properties

     We will be subject to a wide variety of Panamanian laws and regulations relating to land use and development and to environmental compliance and permitting obligations. Any failure to comply with these laws could result in capital or operating expenditures or the imposition of severe penalties or restrictions on operations that could adversely affect future operations.

     Panama also may restrict or place moratoriums on the availability of utilities, such as water and sewer taps. Additionally, other development moratoriums may be imposed due to any number of reasons. In some areas, Panama may enact growth control initiatives, which will restrict the number of building permits available in a given year. We may be subject to delays or may be precluded from developing any projects we undertake in the future because of such moratoriums or changes in land use regulations that could be imposed in the future. If any of our future acquired properties is located in a region where the government has imposed a moratorium on the issuance of building permits and or has imposed restrictions on construction or imposed new land use regulations, we may incur significant expenses in connection with complying such regulatory requirements that we may not be able to pass on to buyers or we may not be able to develop such properties at all, either of which event would have a material adverse effect on our proposed business.


Increased insurance risk could negatively affect our business

     Insurance and surety companies may take actions that could negatively affect our proposed business, including increasing insurance premiums, requiring higher self-insured retentions and deductibles, requiring additional collateral or covenants on surety bonds, reducing limits, restricting coverages, imposing exclusions, and refusing to underwrite certain risks and classes of business. Any of these would adversely affect our ability to obtain appropriate insurance coverage at reasonable costs which would have a material adverse effect on our proposed business.


We may not be able to successfully execute our proposed acquisition or development strategies.

     There is no assurance that we will be able to implement our strategy of purchasing and developing properties successfully. Additionally, even if we implement such strategy, no assurance can be given that we will be able to generate profits. In addition, investment in additional real estate assets is subject to a number of risks. As we expect to invest in markets other than the ones in which currently owned properties are located, we will be subject to risks associated with investment in new markets that may be relatively unfamiliar. Development activities are subject to the risks normally associated with these activities. These risks include those relating to the availability and timely receipt of zoning and other regulatory approvals, the cost and timely completion of construction (including risks from factors beyond our control, such as weather or labor conditions or material shortages), and the ability to obtain both construction and permanent financing on favorable terms. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken or provide a tenant the opportunity to terminate a lease.


Need to have a certain key management personnel.

     Our future success depends, to a significant degree, on our ability to hire and keep key management. No assurances can be given whether we will be able to employ and/or keep key management personnel to execute our business plan. Failure to hire and/or keep key management would adversely affect our proposed operations.


The vacation, lodging and hospitality industries are highly competitive.

     Assuming we are able to raise sufficient financing to acquire and/or develop properties, we believe we will be subjected to significant competition from other entities engaged in the business of resort development, sales and operation, including vacation interval ownership, condominiums, hotels and motels. Some of the world's most recognized lodging, hospitality and entertainment companies have begun to develop and sell vacation intervals in resort properties. Major companies that now operate vacation ownership resort properties include Marriott

International, Inc., The Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels & Resorts, Inc., and Westin. All of these companies and other entities possess significantly greater financial, marketing and other resources than we do. We believe that recent and potential future consolidation in the vacation interval industry will increase industry competition. In addition, as discussed elsewhere herein, we may compete against Mr. DeLape and the control person of the Placement Agent as well as Landbridge, and we also may compete against local developers and other purchasers of property in Panama.

            Risks related to doing business overseas.

Some of our Officers and Directors will be residents Outside of the U.S.; Potential Unenforceability of Civil Liabilities and
Judgments

     We believe some of our officers and directors will be residents of countries other than the United States, and all of our assets are located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or enforce in the United States against such persons judgments obtained in United States courts, including judgments predicated upon the civil liability provisions of United States federal securities laws or state securities laws.


You may not be able to enforce your claims in the Cayman Islands or Panama.

     We are a Cayman Islands corporation and SDRI is a Panama corporation. We cannot assure you that a Cayman Islands or Panamanian court would deem the enforcement of foreign judgments requiring us to make payments outside of the Cayman Islands or Panama to be contrary to the Cayman Islands or Panama public policy and/or enforceable.


Risks Related to our Ordinary Shares


If the Company is a controlled foreign corporation, you may be subject to certain adverse U.S. federal income tax consequences.

Under Section 951(a) of the Internal Revenue Code (the "Code"), each "United States shareholder" of a "controlled foreign corporation" ("CFC") must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC's "subpart F income," even if no income is actually distributed to the "United States shareholder." In addition, gain on the sale of stock in a CFC realized by a "United States shareholder" is treated as ordinary income, potentially eligible for the reduced tax rate applicable to certain dividends, to the extent of such shareholder's proportionate share of the CFC's undistributed earnings and profits accumulated during such shareholder's holding period for the stock. Section 951(b) of the Code defines a "United States shareholder" as any U.S. corporation, citizen, resident or other U.S. person who owns (directly or through certain deemed ownership rules) 10% or more of the total combined voting power of all classes of stock of a foreign corporation. In general, a foreign corporation is treated as a CFC only if such "United States shareholders" collectively own more than 50% of the total combined voting power or total value of the foreign corporation's stock. Although the Company following the Offering does not expect to be a CFC, there can be no assurance that the Company will not become a CFC in the future. If the Company is treated as a CFC, the Company's status as a CFC should have no adverse effect on any shareholder of the Company that is not a "United States shareholder."


Passive Foreign Investment Company Considerations

     Special adverse U.S. federal income tax rules apply to U.S. holders of equity interests in a non-U.S. corporation classified as a "passive foreign investment company" ("PFIC"). These rules apply to direct and indirect distributions received by U.S. shareholders with respect to, and direct and indirect sales, exchanges and other dispositions, including pledges, of shares of stock of, a PFIC. A foreign corporation will be treated as a PFIC for any taxable year if at least 75% of its gross income (including a pro rata share of the gross income of any company in which the Company is considered to own twenty five (25) percent or more of the shares by value) for the taxable year is passive income or at least 50% of its gross assets (including a pro rata share of the assets of any company of which the Company is considered to own twenty five (25) percent or more of the shares by value) during the taxable year, based on a quarterly average of the assets by value, produce, or are held for the production of, passive income.

     The Company believes that it will not be a PFIC for its current taxable year and does not anticipate becoming a PFIC in future taxable years. A foreign corporation's status as a PFIC, however, is a factual determination that is made annually, and thus may be subject to change. If the Company were a PFIC in any taxable year, each U.S. holder, in the absence of an election by such holder to treat the Company as a "qualified electing fund" (a "QEF Election") would, upon certain distributions by the Company or upon disposition of the Equity Shares (possibly including a disposition by way of gift or exchange in a corporate reorganization, or the grant of the stock as security for a loan) at a gain, be liable to pay U.S. federal income tax at the highest tax rate on ordinary income in effect for each period to which the income is allocated plus interest on the tax, as if the distribution or gain and deem recognized ratably over the U.S. holder's holding period for the Equity Shares while the Company was a PFIC. Additionally, the Equity Shares of a decedent U.S. holder who failed to make a QEF Election will generally be denied the normally available step-up of the tax basis for such Equity Shares to fair market value at the date of death and, instead, would have a tax basis equal to the decedent's tax basis, if lower, in the Equity Shares. U.S. holders should consult their tax advisers on the consequences of an investment in Equity Shares if the Company were treated as a PFIC.


An investment in the Company is subject to dilution.

     Holders of SDRI shares to be exchanged for Ordinary Shares in the Exchange and existing holders of Ordinary Shares received their respective Ordinary Shares for no or minimal consideration. In addition, following the Offering, the Company may require substantial additional financing in order to achieve its business objectives. The Company may generate such financing through the sale of its securities that would dilute the ownership of its existing security holders. The offering price of the Units and the Series 1 Preference Shares sold in the Offering was arbitrarily established and may not be indicative of the value of the Company.


There is presently no market for our Ordinary Shares.

     There is no market for our Ordinary Shares or any of our other securities. Although we may in the future apply to have our Ordinary Shares quoted on the Pink Sheets, the Over-The-Counter Bulletin Board (the "OTCBB") or another trading and/or quotation medium, there can be no assurance as to when or if our Ordinary Shares will become traded and/or quoted on any trading medium. Even if our Ordinary Shares are quoted on a trading medium, there can be no assurance that an active trading market will develop for such shares. If an active trading market does not develop or continue, you will have limited liquidity and may be forced to hold your investment in the Company for an indefinite period of time.


If our Ordinary Shares are traded and/or quoted, we expect that the shares will be subject to the "penny stock" rules for the foreseeable future.

     We expect that our Ordinary Shares, if traded and/or quoted, will be subject to the Commission's "penny stock" rules. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for the common stock. As long as the common stock is subject to the penny stock rules, the holders of its shares may find it more difficult to sell their securities.

The Company has never declared or paid dividends on its Ordinary
Shares and the Company does not currently anticipate paying any cash dividends in the foreseeable future.

     The Company has never declared or paid dividends on its Ordinary Shares and the Company does not currently anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business. Except for the rights of holders of the Series A Preference Shares to receive dividends, any future determination to pay dividends on Ordinary Shares will be at the discretion of the Company's board of directors and will be dependent upon the Company's financial condition, operating results, capital requirements, applicable contractual restrictions and other such factors as the Company's board of directors may deem relevant.


The concentration of ownership of our Ordinary Shares with insiders and their affiliates is likely to limit the ability of other shareholders to influence corporate matters.

     Approximately 70% of our outstanding Ordinary Shares are under the control of insiders of the Company and their affiliates. As a result, these shareholders will have the ability to exercise control over all matters requiring approval by our shareholders, including, but not limited to, the election of directors and approval of significant corporate transactions. This concentration of ownership might also have the effect of delaying or preventing a change in our control that might be viewed as beneficial by other shareholders or discouraging a potential acquirer from making an offer to shareholders to purchase their Ordinary Shares in order to gain control of the Company. Certain of such persons are also directors and/or executive officers of the Company.

THE FOREGOING RISK FACTORS DO NOT PURPORT TO BE A COMPLETE
EXPLANATION OF THE RISKS INHERENT IN AN INVESTMENT IN THE
COMPANY.  INVESTORS SHOULD CAREFULLY AND FULLY READ AND
UNDERSTAND ALL INFORMATION IN THIS REPORT ON FORM 10-K AND ANY
EXHIBITS ATTACHED HERETO.


ITEM 1B.

     This item is not applicable to the Company as it is a smaller reporting company.


ITEM 2.  PROPERTIES

     Our principal corporate offices are located at 700 Gemini, Suite 100, Houston, TX 7708. We currently lease approximately
8,721 square feet of space at this facility.


ITEM 3.  LEGAL PROCEEDINGS

     The Company from time to time may be involved in litigation relating to claims arising out of its ordinary course of business. Management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on the Company's financial position, results of operations or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2007.

                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Market Information

     Currently, there is no public market for our Ordinary Shares
or   Preference  Shares  and  neither  our  Ordinary  Shares   or
Preference Shares are listed for trading on any exchange or quotation service.

     Holders of Equity Securities

     As of March 1, 2008, there were approximately 500 holders of record of our Ordinary Shares and approximately 91 holders of record of our Series 1 Preference Shares.

     Dividends

     We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. We have had no revenue or earnings. Our current policy is that if we were to generate revenue and earnings we would retain any earnings in order to finance our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law.

     The holders of Series 1 Preference Shares will receive cumulative annual dividends, payable in shares of Series 1 Preference Shares or cash, at the option of the Board of Directors, at an annual rate of 8% ($0.14 per share), payable on December 31 of each year commencing December 31, 2008. Unpaid dividends will accumulate and be payable prior to the payment of dividends on shares of Common Stock. Cash dividends will only be payable from funds legally available therefore, when and as declared by the Board of Directors of the Company, and unpaid dividends will accumulate until the Company can legally pay the dividends.

     Equity Compensation Plan Information

     The following table provides information about shares of Ordinary Shares that may be issued upon the exercise of options under all of the Company's existing equity compensation plans as of December 31, 2007. For a complete description of the Company's equity compensation plans, see Note 11 to the Consolidated Financial Statements included under Item 7 of this Report.

                                                                                       Number of shares of
                                     Number of shares of      Weighted-average        Common Stock remaining
                                      Common Stock to be      exercise price of   available for future issuance
                                    issued upon exercise of      outstanding        under equity compensation
Plan Category                         outstanding options         options($)                   plans
----------------------------------  -----------------------   -----------------   -----------------------------
Equity compensation plans approved
by stockholders...................                1,924,000             $  1.93                       2,076,000

Equity compensation plans not
approved by stockholders..........                       --                  --                              --


Total.............................                1,924,000             $  1.93                       2,076,000


ITEM 6.  SELECTED FINANCIAL DATA.

     This item is not applicable to the Company as it is a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

General

     On October 3, 2007, the Company completed the acquisition of Six Diamond Resorts International, S.A., a Panamanian corporation, which we refer to herein as "SDRI" in a share exchange transaction (the "Exchange") pursuant to a Share
Exchange Agreement dated as of August 15, 2007 (the "Exchange
Agreement"), by and among the Company, SDRI and each of the holders of the outstanding securities of SDRI.

     Prior to the Exchange, the Company was a "shell" company with no material assets and/or operations. The Company was organized under the laws of the Cayman Islands on March 10, 2006, and prior to the Exchange, the Company had not generated revenues and its operations consisted solely of attempting to identify, investigate and conduct due diligence on potential businesses for acquisition.

     SDRI was formed in March 2007, for the purpose of engaging in real estate development in the Republic of Panama. Upon completion of the Exchange, SDRI became a wholly-owned subsidiary of the Company and the business of the Company became that of SDRI.

     The consolidated financial statements presented in this annual report include the Company and our wholly-owned subsidiary, SDRI. All significant intercompany transactions and balances have been eliminated. SDRI. was, for accounting purposes, the surviving entity of the merger, and accordingly for the periods prior to the merger, the financial statements reflect the financial position, results of operations and cash flows of SDRI The assets, liabilities, operations and cash flows of the Company are included in the consolidated financial statements from October 3, 2007 onward.

     Since the Exchange, the Company's business activities have consisted of developing opportunities in Panama.

Critical Accounting Policies

     The following discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 2 of Notes to the audited Consolidated Financial Statements. However, certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. The following discusses our significant accounting policies and estimates.

     Formation, General and Administrative Expenses: Formation, General and Administrative costs are expensed as incurred and include many items including salaries and benefits, advertising and marketing, legal fees, architect fees, and travel expenses.
We accrue the costs of services rendered in connection with third-party contractor activities based on our estimate of management fees, site management and monitoring costs and data management costs. Actual costs may differ in some cases from estimated costs and are adjusted for in the period in which they become known.

     Stock-Based Compensation: In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised
2004) ("SFAS No. 123(R)"), "Share Based Payment," which eliminates the use of APB Opinion No. 25 and requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward-known as the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. We have implemented SFAS No. 123(R) effective January 1, 2006.

     We may, from time to time, issue common stock, stock options or common stock warrants to acquire services or goods from non-employees. Common stock, stock options and common stock warrants issued to persons other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation", which is measured as of the date required by EITF Issue 96-18 ("EITF 96-18"), "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the "valuation date," which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.


Results of Operations

Fiscal Years Ending December 31, 2007
-------------------------------------

     The consolidated financial statements presented in this annual report include the Company and our wholly-owned subsidiary, SDRI. All significant intercompany transactions and balances have been eliminated. SDRI. was, for accounting purposes, the surviving entity of the merger, and accordingly for the periods prior to the merger, the financial statements reflect the financial position, results of operations and cash flows of SDRI The assets, liabilities, operations and cash flows of the Company are included in the consolidated financial statements from October 3, 2007 onward.

     FORMATION, GENERAL AND ADMINISTRATIVE EXPENSES. Formation, general and administrative expenses were $4,327,872 for the year ended December 31, 2007. The major components are as follows:

     a) Salaries and benefits were approximately $1,674,000 for the year ended December 31, 2007 due to a) an increase in the number of employees as SDRI was formed in March 2007 and b) stock compensation expense of $217,000 for the twelve months ended December 31, 2007.

     b) Legal expense was approximately $536,000 for the year ended December 31, 2007;

     c) Advertising and marketing was approximately $123,000 for the year ended December 31, 2007;

     d) Architect expense was approximately $207,000 for the year ended December 31, 2007; and

     e) Travel expense was approximately $649,000 for the year ended December 31, 2007.

     OTHER INCOME (EXPENSE).

     a) Interest expense was $121,547 for the year ended December
31, 2007 primarily due to interest paid on various bridge loans.

     b) Interest income was $18,268 for the year ended December
31, 2007 primarily due to interest earned on cash on hand.

     NET LOSS.   Net loss was $4,636,526 for the year ended
December 31, 2007. We compute our net loss per share on the basis of net loss attributable to common stockholders, which included the effects of certain items not included in the determination of net loss. Net loss attributable to common stockholders for the year ended December 31, 2007 was $4,782,590. The net loss attributable to common stockholders for the twelve months ended December 31, 2007 includes $146,064 of accrued but unpaid preferred stock dividends.


Off-Balance Sheet Transactions

     We do not engage in material off-balance sheet transactions.


Liquidity and Capital Resources

Operating Activities
--------------------

     Cash used in operating activities during the year ended
December 31, 2007 was $4,263,123. This is primarily a result of increases in formation, general and administrative expenses.

Investing Activities
--------------------

     Cash used for investing activities during the year ended
December 31, 2007 was $3,556,478. This is primarily due to our increased spending on land, preacquistion costs, computers and furniture in Fiscal 2007.

Financing Activities
--------------------

     We have financed our operating and investing activities primarily from the proceeds of private placements of bridge notes and a preferred stock offering.

     The total net cash provided by financing activities was $8,627,338 for the year ended December 31, 2007, which includes:

     * $1,030,000 proceeds from the issuance of bridge notes, net;
     *    $195,088 payments of debt issuance costs;
     * $1,249,781 proceeds from conversion of bridge notes into preferred stock, net;
     * $6,541,670 proceeds from issuance of preferred stock, net; and
     *    $975 proceeds from the issuance of ordinary shares.

Working Capital
---------------

     As of December 31, 2007, we had a cash balance of $807,737. We project that current cash reserves will sustain our operations at least through March 2008, and we are not aware of any trends or potential events that are likely to impact our short term liquidity through this term.

     Our ability to continue as a going concern will be dependent upon achieving profitable operations, and obtaining additional funding from current shareholders and new investors.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

     This item is not applicable to the Company as it is a smaller reporting company.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements of the Company, including the notes thereto and report of the independent auditors thereon, are included in this report as set forth in the "Index to Financial
Statements." See F-1 for Index to Consolidated Financial
Statements.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.

    We changed our independent registered public accounting firm in October 2007 from PMB Helin Donovan, LLP to Malone and Bailey, PC. Information regarding the change in the independent registered public accounting firm was reported in our Current Report on Form 8-K filed October 25, 2007. There were no disagreements or any reportable events requiring disclosure under
Item 304(b) of Regulation S-K.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934,
as amended (the "Exchange Act").   The rules refer to the
controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified. Based on that evaluation, management, including the principal executive officer and the principal financial officer, concluded that as of December 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is accurately recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the "Commission") rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

     We are responsible for establishing and maintaining adequate control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles, generally accepted in the United States. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of the effectiveness of our internal control over financial reporting as of December 31, 2007 based upon criteria set forth in the interpretive guidance provided by the Commission in Release No. 34-55929. Based on this evaluation, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even an effective system of internal control will provide only reasonable assurance that the objectives of the internal control system are met.

     This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.
Changes in Internal Control Over Financial Reporting

Changes in Internal Control Over Financial Reporting

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

ITEM 9B.    OTHER INFORMATION

     None.

                            PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The following table sets forth the names and ages of all of our directors and executive officers as of March 1, 2008. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name                   Age                 Title
--------------------   ---  ----------------------------------------
Frank DeLape........    54   Executive Chairman, Director, Co-Founder
James Wm. Bell......    50   Chief Financial Officer, Chief
                             Operations Officer, Director
Blair Korndorffer...    52   Executive VP -Architecture and
                             Planning, Co-Founder
Richard Kiibler.....    36   Vice President - Operations
Robert F. Sagarino..    48   Director

     Biographical information with respect to our executive officers and directors is provided below. There are no family relationships between any of our executive officers or directors.

     Frank DeLape. Executive Chairman, co-founder since inception. - Frank DeLape is a co-founder of the Company and was appointed a director and the Executive Chairman of the Company in October 2007. Mr. DeLape is Chairman and CEO of Benchmark Equity Group, a company he founded in 1994. Prior to founding Benchmark, Mr. DeLape spent 11 years in executive management roles of managing turnarounds for various companies. He has worked on behalf of the Board of Directors or the sponsoring banks to recapitalize companies return them to profitability or maximize cash repayment through an orderly liquidation. Benchmark provides private equity and debt financings from various funds as well as a syndicate of investors. Mr. DeLape was a founder and financier of Think New Ideas, a NASDAQ NMS listed company, which later sold for over $300 million. At Benchmark, Mr. DeLape has formed and been instrumental in the growth of eighteen companies. Of these, several have become NASDAQ listed, one listed on the American Stock Exchange, and three were sold, creating in total over several billion dollars in market value. From August 2001 through October 2005, Mr. DeLape was Chairman of the Board of the biotechnology company Isolagen, Inc. Over his four years as Chairman and a major shareholder of Isolagen, Mr. DeLape oversaw the listing of Isolagen on the American Stock Exchange, and raising over $194 million in debt and equity financings for the company. Mr. DeLape is a Director of Polymedix, Inc. since November 2005 and President, CEO and a director of Influmedix, Inc. since April 2006. Mr. DeLape is also a director of Anchor Funding Services since January 2007 and Uni-Pixel, Inc. Both such corporations file reports under the Exchange Act. The trading symbol for Uni-Pixel, Inc. on the NASD Bulletin Board is "UNXL". Since February 2008, Mr. DeLape has also served as a director and the Executive Chairman of Aegean Earth and Marine Corporation, a corporation that files reports under the Exchange Act. Mr. DeLape is a member of the National Association of Corporate Directors.

     James Wm. Bell. Chief Financial Officer, Chief Operations
Officer and Director.   James Wm. Bell was appointed a director
and the Chief Financial Officer and Chief Operations Officer in October 2007. Prior thereto, from 1996 to October 2007, Mr. Bell served as the President and Chief Executive Officer of The Bell Group Development, LLC. Mr. Bell is a seasoned national commercial and residential real estate development executive with more than 25 years of experience within corporations that include EXXON Corporation, The Trammell Crow Company, national real estate development companies and the CEO of his own land acquisition/development company, The Bell Group Development, LLC, of 8 years. Mr. Bell, on a national US and international basis, has managed the land acquisition, disposition, land development, marketing, financial and sales of more than 300 land development projects with an estimated cumulative budget exceeding $50 billion. He is a 1981 graduate of University of Rockville where he received his joint JD/MBA in 1981.

     Blair Korndorffer, RA. Executive Vice President - Architecture & Planning, co-founder. Blair Korndorffer, a co-founder of the Company has served as the Executive Vice President
- Architecture and Planning since August 2007.   Korndorffer is a
founding principal of Hawthorne Architects, a Houston based consulting and design firm offering a broad range of design and architecture services, from master planning and landscape design to structural and interior design. Mr. Korndorffer has been a principal of Hawthorne Architects from 1983 to 2007. Mr. Korndorffer received his Bachelor of Science in Architectural Engineering in 1980 and his Professional Degree in Architecture in 1981 from the University of Texas at Austin. As a registered architect and interior designer in Texas, he has developed a great working knowledge of architecture, architectural structure design and construction. He has been involved in the award winning design and construction of multiple high-rise structures, hospitals, hotels, condominiums and residential properties, representing over $2 billion in construction and millions of square feet. Mr. Korndorffer is also the co-developer of the StruchTech rapid construction system.

     Richard Kiibler. Vice President - Operations. Richard Kiibler has served as the Company's Vice President - Operations
since October 2007.   Mr. Kiibler is a seasoned manager and
entrepreneur with over ten years of experience in operating businesses. He has been the owner since 2004, and Director of Operations since 1995 of the top rated tennis facility in the greater Houston area, where he has been in charge of all marketing and management aspects. Prior thereto, Mr. Kiibler was the Director of Marketing and Operations for a sports related resort in New Braunfels, Texas and Mexico City, Mexico. Mr. Kiibler received his Bachelor's of Business Administration from Southwest Texas State University in 1995.

     Robert F. Sagarino. Director. Robert Sagarino was appointed a director of the Company in October 2007. Mr. Sagarino is also currently the President and Chief Executive Officer of Super-Trek, a start-up electronic computer distributor of which he is the majority shareholder. Prior to joining Super-Trek in 1992, Mr. Sagarino served as the Chief Financial Officer of Fosroc, Inc., an international construction materials manufacturer. Mr. Sagarino joined Fosroc in 1983 as its Controller and shortly thereafter was promoted to Chief Financial Officer. In 1987 he was promoted to Vice President of Operations and Chief Operations Officer of Fosroc's U.S. operations. Mr. Sagarino received a Bachelors of Science Degree in Business Accounting from San Jose State University in 1982. While attending San Jose State University, he held the position of Assistant Controller for AMCC, a semiconductor manufacturer located in San Diego/Cupertino, California.

     The Board members serve for a period of one year until the next annual meeting of our shareholders. Our executive officers are appointed by our board of directors and hold office until removed by the board.


Audit Committee Financial Expert

     We are not currently a listed company within the meaning of Rule 10A-3 of the Exchange Act and, therefore, are not required to have an audit committee or, accordingly, an audit committee financial expert. Nevertheless, our Board of Directors performs the functions of an audit committee and Robert F. Sagarino, one of our directors, serves in a capacity similar to that of an audit committee financial expert.


Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers and persons who beneficially own more than 10% of the registered class of the Company's equity securities to file with the Securities and Exchange Commission reports of ownership and changes in ownership of the Company's Ordinary Shares. Directors, executive officers and greater than 10% beneficial stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates. Based upon a review of such reports furnished to the Company, or written representations that no reports were required, the Company believes that during the fiscal year ended December 31, 2007, its officers and directors and holders of more than 10% of the Company's Ordinary Shares complied with Section 16(a) filing date requirements with respect to transactions during such year, except that (i) Messrs. Bell, Korndorffer, Kiibler and Sagarino inadvertently failed to report on Form 3's their appointments as officers and directors of the Company and (ii) Mr. DeLape inadvertently failed to report on Form 4 his appointment as a director and officer of the Company.

Code of Ethics Disclosure

     As of March 15, 2008, we have adopted a Code of Ethics, which is filed as an exhibit to this report for our principal executive, financial and accounting officers or persons performing similar functions, as required for listed issuers by sections 406 and 407 of the Sarbanes-Oxley Act of 2002.


ITEM 11. EXECUTIVE COMPENSATION


Compensation discussion and analysis

     Our Board of Directors determines the compensation given to
our executive officers.   We do not have a compensation committee
nor do we have any executive compensation program in place. In addition to base compensation levels, our Board of Directors will also determine whether to issue executive officers equity incentives in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer's performance. Such awards may also include long-term stock based compensation to certain executives which is intended to align the performance of our executives with our long-term business strategies.


Incentive Bonus

     Our Board of Directors may grant incentive bonuses to our executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company's best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.


Long-term, Stock Based Compensation

     In order to attract, retain and motivate executive talent necessary to support the Company's long-term business strategy we may award certain executives with long-term, stock-based compensation in the future, in the sole discretion of our Board of Directors.


Criteria for Compensation Levels

     In setting compensation levels for our executive officers, our Board of Directors may consider many factors, including, but not limited to, the individual's abilities and performance that results in: the advancement of corporate goals of the Company, execution of our business strategies, contributions to positive financial results, and contributions to the development of the management team and other employees. In determining compensation levels, our Board of Directors may also consider the experience level of each particular individual and/or the compensation level of executives in similarly situated companies in our industry.


Executive Officer Compensation.

     The table below summarizes the total compensation paid to or earned by our principal executive officer and each of our three most highly compensated executive officers other than our principal executive officer. The amounts represented in the "Option Awards" column reflects the expense recorded by the company pursuant to FAS 123R and does not necessarily equate to the income that will ultimately be realized by the named executive officers for such awards. For a description of the employment agreements between the Company and Messrs. DeLape and Bell, see "Employment Agreements" below.

                    Summary Compensation Table

                                                                                   Nonqualified
                                                         Option     Non-Equity       Deferred       All Other
Name and                                                 Awards   Incentive Plan   Compensation   Compensation
Principal Position          Year   Salary    Bonus (1)     (3)     Compensation      Earnings          (3)          Total
----------------------------------------------------------------------------------------------------------------------------

Frank DeLape..............  2007  $175,000   $131,250    $39,108              --             --   $         --   $   345,358
  Executive Chairman        2006        --         --         --              --             --             --
  (Principal Executive
  Officer) & Director

James Wm. Bell............  2007   167,628     68,000     14,338              --             --          3,600       253,566
  Chief Financial Officer,  2006        --         --         --              --             --             --            --
  Chief Operations Officer,
  Director

Blair Korndorffer.........  2007   104,167     50,000         --              --             --             --       154,167
  Executive Vice President  2006        --         --         --              --             --             --            --
  - Architecture and
  Planning

Richard Kiibler...........  2007    45,250         --      2,987              --             --             --        48,237
  Vice President            2006        --         --         --              --             --             --            --
  - Operations

------------


1. Amounts reflect the aggregate annual cash bonus earned by each of our named executive officers for fiscal years 2007 and 2006. The annul cash bonuses for fiscal year 2007 are payable as follows:

                           Portion Paid in    Portion Payable in
Name                            2007                2008
----------------------------------------------------------------
Frank DeLape.............  $            --    $          131,250

James Wm. Bell...........           68,000                    --

Blair Korndorffer........           50,000                    --

Richard Kiibler..........               --                    --

2. For 2007 and 2006, the amounts reflect the compensation cost recognized in 2007 and 2006, respectively, for stock options in accordance with FAS 123R, which reflects the fair value of all stock-based compensation in earnings based on the related vesting schedule. For additional information relating to the assumptions made by us in connection with the valuation of these awards for 2007, refer to Note 11 of our financial statements herein.

3. Excludes perquisites and other personal benefits unless such compensation was greater than $10,000. For Mr. Bell, amounts include a car allowance.

Employment agreements

     The Company has entered into employment agreements with Frank DeLape and James Wm. Bell.

     Effective as of July 1, 2007, the Company entered into a three year employment agreement with Frank DeLape, pursuant to which Mr. DeLape shall serve as the Company's Executive Chairman and Chairman of the Board of Directors. Mr. DeLape's employment agreement provides for a base salary of $350,000 per year, subject to increases at the discretion of the Board of Directors. In addition, Mr. DeLape will be entitled to receive annual bonuses at the discretion of the Board of Directors. Pursuant to his employment agreement, Mr. DeLape was granted price of $2.00 per share, which vest as follows: (i) 400,000 on July 1, 2008, (ii) 400,000 on July 1, 2009 and (iii) 400,000 on
July 1, 2010. The vesting schedule is subject to acceleration upon certain terminations of employment and change in control transactions. The options also provide for certain registration and other rights. Mr. DeLape's employment agreement also provides for certain benefits, including an automobile allowance, a life insurance policy, disability income insurance, medical insurance, reimbursement for business expenses, as well a housing allowance in Panama. In addition, the employment agreement contains confidentiality and non-compete covenants from Mr. DeLape. The DeLape Agreement also provides for severance payments and payments upon a change in control of the Company.

     Effective as of July 26th, 2007, the Company entered into a three year employment agreement with James Bell, pursuant to which Mr. Bell shall serve as the Chief Operating Officer and Chief Financial Officer of SDRI. Mr. Bell's employment agreement provides for a base salary of $250,000 per year. Mr. Bell will be entitled to a guaranteed bonus of (i) Sixty Eight Thousand Dollars ($68,000) payable on December 31, 2007 and (ii) Sixty Eight Thousand Dollars ($68,000) payable on May 1, 2008. Thereafter, Mr. Bell will receive additional bonuses as determined by the Company's Board of Directors. Pursuant to Mr. Bell's employment agreement, upon the adoption by the Company of a stock option plan (the "Plan"), Mr. Bell will be granted options to purchase 360,000 Ordinary Shares at an exercise price of $1.75 per share, which vest as follows: (i) 120,000 on the first anniversary of the date of grant, (ii) 120,000 on the second anniversary of the date of grant and (iii) 120,000 on the third anniversary of issuance of the date of grant. The vesting schedule is subject to acceleration upon certain terminations of employment and change in control transactions. In addition, the options will include certain demand and piggy-back registration rights, anti-dilution, tagalong and other rights and privileges. Mr. Bell's employment agreement also provides Mr. Bell with certain benefits, including disability income insurance, medical insurance, as well as reimbursement for all necessary out of pocket expenses incurred by Mr. Bell in performance of his services including, travel entertainment and lodging expenses. In addition, Mr. Bell's employment agreement contains confidentiality and non-compete covenants from Mr. Bell. Mr. Bell's employment agreement also specifies that, in the event of any termination as a result of a breach by the Company and/or change of control, Mr. Bell shall receive a lump sum severance compensation equal to six (6) months of his base salary then in effect.

     Other than the employment agreements with Mr. DeLape and Mr.
Bell, we have not entered into employment agreements with any of our other executive officers and/or directors as of the date of this report.

                                  Outstanding Equity Awards at December 31, 2007

                                 Option Awards                                       Stock Awards
                ---------------------------------------------------  -------------------------------------------
                                                                                                         Equity
                                                                                                       Incentive
                                                                                            Equity        Plan
                                                                                          Incentive     Awards:
                                                                                 Market      Plan        Market
                                                                      Number     Value      Awards:        or
                                                                        of         of       Number       Payout
                                                                      Shares     Shares       of        Value of
                                                                        Or         Or      Unearned     Unearned
                                                                      Units      Units     Shares,       Shares,
                 Number of    Number of                                 of         of      Units or     Units or
                 Securities   Securities                              Stock      Stock      Other        Other
                 Underlying   Underlying                               That       That      Rights       Rights
                 Unexercised  Unexercised     Option                   Have       Have       That        That
                 Options      Options        Exercise     Option       Not        Not      Have Not     Have Not
                                              Price     Expiration    Vested     Vested     Vested       Vested
Name             Exercisable  Unexercisable                Date
-----------------------------------------------------------------------------------------------------------------

Frank DeLape              --      1,200,000    $2.00      7/1/2017        --         --          --          --
James Wm. Bell            --        360,000     1.75     10/3/2017        --         --          --          --
Blair Korndorffer         --             --       --            --        --         --          --          --
Richard Kiibler        8,333         91,667     2.00     10/3/2017        --         --          --          --

Director Compensation

     The table below summarizes the total compensation paid to or earned by our directors during 2007. The amounts represented in the "Option Awards" column reflects the expense recorded by the company pursuant to FAS 123R and does not necessarily equate to the income that will ultimately be realized by the diretcor for
such awards.   The table does not include Messrs. DeLape and Bell
whose compensation is described in the Summary Compensation Table above.

               Director Summary Compensation Table

                                                                           Nonqualified
                                                            Non-Equity       Deferred
                     Fees Earned or    Stock     Option   Incentive Plan   Compensation     All Other
Name                 Paid in Cash      Awards    Awards    Compensation      Earnings      Compensation    Total
-----------------------------------------------------------------------------------------------------------------

Robert F. Sagarino   $           --        --    $   --               --             --              --    $   --


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     We have set forth in the following table certain information regarding our Ordinary Shares, on an as converted basis, beneficially owned as of March 1, 2008 for (i) each stockholder we know to be the beneficial owner of 5% or more of our outstanding Ordinary Shares, (ii) each of our directors and named executive officers, and (iii) all executive officers and directors as a group. Generally, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days pursuant to options, warrants, conversion privileges and similar rights. At March 1, 2008, we had 10,142,433 issued and outstanding shares of Ordinary Shares. At March 1, 2008, we had 5,657,124 issued and outstanding shares of Series 1 Convertible Preferred Stock, which were convertible, as of March 1, 2008, into 5,657,124 shares of our Ordinary Shares.

Name and                               Amount of Beneficial
Address of Beneficial Owner                Ownership(1)          Percent of Class
-----------------------------------    --------------------      ----------------

Directors and Officers:
-----------------------
Frank DeLape.......................               3,312,135 (3)             21.0%
James Wm. Bell.....................                 350,000                  2.2%
Blair Korndorffer..................               1,500,000                  9.5%
Richard Kiibler....................                 219,444 (4)              1.4%
Robert F. Sagarino.................                      --                   --%
All Directors and Executive
Officers as a Group (6 persons)....               5,381,579                 34.1%

5% Stockholders:
----------------
William Baquet
  14 Wall Street
  18th Floor
  New York, NY 10005...............               4,131,421 (5)             24.4%
Beuchel Family Ltd. Partnership
  1645 Village Center Circle
  Ste 170
  Las Vegas,NV 89134...............               1,489,844 (6)              9.4%

---------------------

(1) Beneficial ownership is calculated based on an aggregate of 15,799,557 shares, which includes 10,142,433 ordinary shares outstanding as of March 1, 2008 and 5,657,124 ordinary shares issuable upon conversion of Series 1 Preference Shares outstanding as of March 1, 2208. Beneficial ownership is determined in accordance with Rule 13d-3 of the SEC. The number of shares beneficially owned by a person includes ordinary shares issuable upon conversion of securities and subject to options or warrants held by that person that are currently convertible or exercisable or convertible or exercisable within 60 days of March 1, 2008. The ordinary shares issuable pursuant to those convertible securities, options or warrants are deemed outstanding for computing the percentage ownership of the person holding these options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder's name, subject to community property laws, where applicable.

(2) The address for the directors and named executive officers is 700 Gemini, Suite 100, Houston, TX 77058.

(3) Includes 2,000,000 shares of Ordinary Shares owned by Benchmark Equity Group of which Frank M. DeLape is the Chief Executive Officer and sole owner; 500,000 shares of Ordinary Shares owned by Magnolia Growth Trust and Mr. DeLape is the Trustee; 250,000 shares of Ordinary Shares owned by Alexander C. DeLape Beehive Trust and Mr. DeLape is the Trustee; and 250,000 shares of Ordinary Shares owned by Brianna N DeLape Trust and Mr. DeLape is the Trustee. Includes 312,135 Ordinary Shares owned by Nautilus Global Partners, LLC ("Nautilus") after the Exchange and the Offering. Mr. DeLape owns 40% of Nautilus.

(4) Includes options to purchase 19,444 shares of Ordinary
    Shares exercisable within 60 days from March 1, 2008.

(5) Includes 1,131,421 Ordinary Shares issuable upon exercise of the Agent Warrants. Such person is the control person of the Placement Agent.

(6) Includes 1,430,650 shares of our Series 1 Preferred Stock held by Beuchel Family Ltd. Partnership; and 59,194 shares of our Series 1 Preferred Stock held by Beuchel Patient Care Research & Education Fund. On an as-converted to Ordinary Shares basis, these shares of Series 1 Preferred Stock convert into 1,489,844 shares of our Ordinary Shares.


Equity Compensation Plan Information

     The following table provides information about shares of Ordinary Shares that may be issued upon the exercise of options under all of the Company's existing equity compensation plans as of December 31, 2007. For a complete description of the Company's equity compensation plans, see Note 11 to the Consolidated Financial Statements herein.

                                                                                       Number of shares of
                                      Number of shares of      Weighted-average     Ordinary Shares remaining
                                     Ordinary Shares to be    exercise price of   available for future issuance
                                    issued upon exercise of      outstanding        under equity compensation
Plan Category                         outstanding options         options($)                   plans
----------------------------------  -----------------------   -----------------   -----------------------------

Equity compensation plans approved
by stockholders...................                1,924,000   $            1.93                       2,076,000

Equity compensation plans not
approved by stockholders..........                       --                  --                              --

Total.............................                1,924,000   $            1.93                       2,076,000


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to the Exchange Agreement, dated August 15, 2007, by and among the Company, SDRI and each of the holders of the outstanding securities of SDRI, effective October 3, 2007, the Company acquired all of the outstanding securities of SDRI. Pursuant to the Exchange Agreement, in the Exchange, all of the outstanding shares of SDRI capital stock were exchanged for an aggregate of 9,742,000 ordinary shares of the Company. Frank DeLape, the Company's Executive Chairman and Chairman of the Board of Directors was a controlling shareholder of the Company and SDRI at the time of the transaction.

     Concurrent with the completion the Exchange and through March 1, 2008, the Company sold in a private placement solely to accredited investors (the "Offering") an aggregate of one hundred ninety eight (198) units (the "Units") at a purchase price of

$50,001 per Unit for aggregate gross proceeds of $9.9 million. Each Unit consisted of 28,572 shares of the Company's Series 1 Convertible Preference Shares, par value $0.00320375 ("Series 1 Preference Shares"). The Company issued an aggregate of 5,657,124 Series 1 Preference Shares in the Offering and received net proceeds of approximately $8.5 million. The Series 1 Preference Shares sold in the Offering were issued pursuant to the exemption from registration provided under Section 4(2) of the Act and Rule 506 promulgated thereunder. In connection with the Offering, the Company paid to a placement agent (the "Placement Agent") (i) a fee equal to ten (10%) percent of the aggregate purchase price of the Units sold in the Offering (ii) a non-accountable expense of three (3%) percent of the aggregate purchase price of the Units sold in the Offering (iii) a financial consulting fee equal to one (1%) percent of the aggregate purchase price of the Units sold in the Offering (iv) and warrants (the "Agent Warrants") to purchase 1,131,421 of the Company's Ordinary Shares for each whole Unit sold in the Offering. The Agent Warrants are exercisable for a five (5) year period at a price per share equal to $1.75 per share. At the time of the initial closing of the Offering, Bill Baquet, a control person of the Placement Agent, was a controlling person of the Company and SDRI.

     SDRI, the Company's wholly owned subsidiary is a party to the JV Agreement with Landbridge. Frank DeLape, the Company's Executive Chairman, Chairman of the Board and the holder of approximately 21% of the outstanding ordinary shares of the Company is a 50% owner of Landbridge. Bill Baquet, the beneficial holder of approximately 24% of the outstanding ordinary shares of the Company owns the remaining 50% of
Landbridge.    Pursuant to the JV Agreement, Landbridge will
contribute certain properties to the Joint Venture and SDRI shall raise the required development financing and develop such properties. In exchange for contributing the properties, Landbridge will receive payments from the Joint Venture equal to the fair market value of each property contributed from the sale of each condominium unit, land lot, villa, and/or house sold on property contributed to the Joint Venture by Landbridge, or in certain circumstances, from project financing obtained for a project until it receives such fair market value for such property so contributed. Such payments will, in all likelihood, be substantially in excess of the price paid for such property by Landbridge. In addition, after Landbridge receives the fair market value of property it contributes to the Joint Venture and SDRI receives repayment of its contributions to the Joint Venture, Landbridge will receive fifty (50%) percent of all funds distributed by the Joint Venture. The land on which Phase I of Palacio del Mar is currently contemplated to be built upon was purchased in January 2007 for $700,000. The land which Phase II of Palacio del Mar is currently contemplated to be built upon was purchased by Landbridge for a purchase price of $1,550,000. Landbridge purchased the property for Phase I and Phase II of Playa for approximately $4,000,000 in the aggregate. Landbridge currently owns certain properties in Panama which it does not currently intend to contribute to the Joint Venture. In the event the Company is unable to obtain the required financing to pay the remaining purchase price for the Brenon Property, Messrs. DeLape and Baquet and/or Landbridge have the right to purchase such property and contribute it to the Joint Venture, or develop such property with or sell such property to a third party.

     In addition to the other conflicts set forth herein, Landbridge and/or Mr. DeLape and Mr. Baquet may compete directly with the Company by, among other items, purchasing and/or selling land for their own benefit, rather than giving the Company the opportunity to purchase and/or bid on the land and/or purchasing land and developing the land either themselves or through a third party developer without giving the Company the right to develop the property pursuant to the JV Agreement.

DIRECTOR INDEPENDENCE

     The Company's ordinary shares are not listed for trading on any exchange or inter-dealer quotation system. The Company's board of directors reviewed the independence of the directors using the criteria established by the American Stock Exchange. As of December 31, 2007, the Board determined that Robert Sagarino was independent based upon such criteria.


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     The aggregate fees billed by Malone & Bailey, PC ("Malone") for professional services rendered for the audit of our annual consolidated financial statements during the fiscal year ended December 31, 2007, and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-QSB for that fiscal year were $30,000.

Audit Related Fees

     Malone did not bill us for any professional services that were reasonably related to the performance of the audit or review of financial statements for either the fiscal year ended
December 31, 2007, that are not included under Audit Fees above.

Tax Fees

     Malone did not bill us for the fiscal years ended
December 31, 2007, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

Other Fees

     Malone did not perform any services for us or charge any fees other than the services described above for either the fiscal year ended December 31, 2007.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  (1)  Financial Statements.

           The financial statements listed in the Index to Consolidated Financial Statements appearing herein of this Form
10-K are filed as a part of this report.

     (2)  Financial Statement Schedules

           There are no financial statement schedules included in this annual report.

      (3) The exhibits listed below are filed as part of this annual report.

Exhibit
No.                      Description
-------  -----------------------------------------------------------

  3.1    Memorandum and Articles of Association of Six Diamond
         Resorts International (1)

 10.1 Share Exchange Agreement dated as of August 15, 2007, by and among Six Diamond, SDRI and each of the holders of the outstanding securities of SDRI (Nonmaterial schedules and exhibits identified in the Exchange Agreement have been omitted pursuant to Item 601b.2 of Regulation S-K. Six Diamond agrees to furnish supplementally to the Commission upon request by the Commission a copy of any omitted schedule or exhibit.) (2)

 10.2 Joint Venture Agreement dated as of April 1, 2007, by and between Landbridge Holdings International, S.A. and
         SDRI (2)

 10.3    Employment Agreement by and between Six Diamond and
         Frank DeLape (2)

 10.4    Employment Agreement by and between Six Diamond and
         James Bell (2)

 10.5 Board Resolutions establishing and approving the designation, preferences and rights of Series 1 Convertible Preference Shares of Six Diamond. (2)

 10.6    2007 Stock Option Plan (2)

  4.1    Certificate of Designations of the Series 1 Preferred Stock(2)

  4.2    Ordinary Shares Purchase Warrant issued to Placement Agent(3)

   14    Code of Ethics (3)

   21     Subsidiaries (3)
 31.1     Certification of the Principal Executive Officer pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002 (3)
 31.2     Certification of the Principal Financial Officer pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002 (3)
 32.1     Certification of the Principal Executive Officer pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002 (3)

 32.2     Certification of the Principal Financial Officer pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002 (3)

-------------------

  (1)  Previously filed as an exhibit to the Company's Form 10-
       Q, filed on August 20, 2007, and incorporated by reference hereto.
  (2) Previously filed as an exhibit to the Company's Form 8-K, filed on October 10, 2008, and incorporated by reference hereto.
  (3)  Filed herewith

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIX DIAMOND RESORTS INTERNATIONAL

By:  /s/  JAMES WM. BELL
   -----------------------------------
   James Wm. Bell, Chief Financial
   Officer, Chief Operations Officer,
   Principal Accounting Officer, and Director


Date: March 28, 2008

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                   Date
-------------------------  ---------------------------   --------------


/s/  FRANK M. DELAPE       Executive Chairman and        March 28, 2008
-------------------------  Principal Executive Officer
Frank M. DeLape



/s/  JAMES WM. BELL        Chief Financial Officer,      March 28, 2008
-------------------------  Chief Operations Officer.
James Wm. Bell             Principal Accounting Officer,
                           and Director


/s/  BLAIR KORNDORFFER     Executive Vice President      March 28, 2008
-------------------------  - Architecture and Planning
Blair Korndorffer



/s/  RICHARD KIIBLER       Vice President - Operations   March 28, 2008
-------------------------
Richard Kiibler


/s/  ROBERT F. SAGARINO    Director                      March 28, 2008
-------------------------
Robert F. Sagarino

                  INDEX TO FINANCIAL STATEMENTS
              OF SIX DIAMOND RESORTS INTERNATIONAL




Report of Independent Registered Public Accounting Firm             37

Consolidated Balance Sheet                                          38

Consolidated Statements of Operations                               39

Consolidated Statements of Cash Flows                               40

Consolidated Statements of Shareholders' Deficit                    41

Notes to Consolidated Financial Statements                          42

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Six Diamond Resorts International (Cayman)
(a Development Stage Company)
Houston, Texas

We have audited the accompanying consolidated balance sheet of Six Diamond Resorts International (Cayman) ("the Company") (a Development Stage Company) as of December 31, 2007 and the related consolidated statements of expenses, cash flow and changes in stockholders' deficit for the period from March 14, 2007 (Inception) through December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of its operations and its cash flows for the period described, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Malone & Bailey, PC
-------------------------------

www.malone-bailey.com
---------------------
Houston, Texas

March 28, 2008

                 Six Diamond Resorts International
                   (A Development Stage Company)
                     Consolidated Balance Sheet

                                                      December 31,
                                                         2007
                                                     -------------

            ASSETS

CURRENT ASSETS
   Cash and cash equivalents                         $     807,737
   Accounts receivable - related party                      54,328
   Prepaid expenses                                        338,732
   Advances, deposits and other assets                     358,780
                                                     -------------
       Total current assets                          $   1,559,577

LONG TERM ASSETS
   Preacquisition costs                              $   1,149,039
   Property, plant, & equipment, net of
     depreciation of $10,289                             2,407,439
   Other assets                                                777
                                                     -------------
         Total long term assets                      $   3,557,255

       TOTAL ASSETS                                  $   5,116,832

CURRENT LIABILITIES
   Payables to related party                         $     216,818
   Accounts payable                                        328,440
   Short term debt - bridge loan - related party         1,030,000
   Accrued interest payable                                167,666
                                                     -------------
            Total current liabilities                $   1,742,924

Commitments and contingencies                                   --

SHAREHOLDERS' EQUITY
    Series I, convertible preferred stock,
     .00320375 par value ; 25,000,000
     Shares authorized, 5,357,122 shares issued
     and outstanding                                 $      17,163
   Ordinary, $.00320375 par value; 100,000,000
     shares authorized; 10,142,433 shares issued
     and outstanding                                        32,494
   Additional paid in capital                            7,960,777
   Deficit accumulated during development stage         (4,636,526)
                                                     -------------
            Total shareholders' equity                   3,373,908

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $   5,116,832


  See accompanying notes to consolidated financial statements.

                Six Diamond Resorts International
                  (A Development Stage Company)
              Consolidated Statement of Operations


                                                     Cumulative During
                                                     Development Stage
                                                       (March 14 -
                                                     December 31, 2007)
                                                     ------------------

Revenues                                             $               --

Expenses
   Formation, general and administrative expenses    $        4,327,872
   Depreciation and amortization                                205,375
                                                     ------------------
            Total operating expenses                 $        4,533,247

            Operating loss                           $       (4,533,247)

   Other income (expense)
       Interest expense                              $         (121,547)
       Interest income                                           18,268
                                                     ------------------
    Total other income (Expense)                     $         (103,279)

             Net loss                                $       (4,636,526)

     Preferred stock dividends                                 (146,064)
                                                     ------------------
             Net loss attributable to
             ordinary shares                         $       (4,782,590)

Per shares information
      Net loss - basis and diluted                   $            (0.48)
      Preferred stock dividends                                   (0.01)
                                                     ------------------
      Net loss attributable to ordinary shares
      - basic and diluted                            $            (0.49)

Weighted average number of basic and diluted
ordinary shares outstanding                                   9,688,793






  See accompanying notes to consolidated financial statements.

                Six Diamond Resorts International
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows

                                                     Cumulative During
                                                     Development Stage
                                                     (March 14, 2007 to
                                                     December 31, 2007)
                                                     ------------------
Cash flows from operating activities
  Net loss                                           $       (4,636,526)
  Adjustments to reconcile net loss to cash used
    in operating activities:
      Depreciation                                               10,287
      Stock compensation expense                                217,131
      Amortization of deferred financing costs                  195,088
      Interest paid in preferred stock                           49,781
      Changes in operating assets and liabilities
        Increase in accounts receivable
         - related party                                        (54,328)
          Increase in accounts payable                          328,440
          Increase in accounts payable - related party          216,817
          Increase in interest payable                          167,666
          Increase in prepaid expenses                         (338,732)
          Increase in other assets                             (359,554)
                                                     ------------------
Net cash used in operating activities                $       (4,203,930)
                                                     ------------------

Cash flows from investing activities
   Investment in PP&E                                $       (2,417,728)
   Preacquisition costs                                      (1,149,039)
                                                     ------------------
Net cash used in investing activities                $       (3,566,767)
                                                     ==================

Cash flows from financing activities
  Proceeds from the issuance of bridge notes         $        1,950,000
  Payments of bridge notes                                     (750,000)
  Debt issuance costs                                          (195,088)
  Proceeds from Notes - related party                         1,305,000
  Payments of Notes - related party                            (275,000)
  Proceeds from issuance of preferred stock                   6,541,670
  Proceeds from issuance of ordinary shares                       1,852
                                                     ------------------
Net cash provided by financing activities            $        8,578,434
                                                     ------------------

Net increase(decrease) in cash                       $          807,737
                                                     ------------------

Cash at beginning of the period                                      --
                                                     ------------------
Cash at end of the period                            $          807,737
                                                     ==================

Supplemental disclosures
  Cash paid for taxes                                                --
                                                     ------------------
  Cash paid for interest                             $           80,411
                                                     ------------------

Non-cash financing and investing activities
  Conversion of Notes and interest to
    preferred stock                                  $        1,249,781
  Common stock issued in reverse merger              $            1,283
  Change in par value of common stock                $           30,237




  See accompanying notes to consolidated financial statements.

                Six Diamond Resorts International
                  (A Development Stage Company)
         Consolidated Statement of Shareholders' Deficit

    For the period from March 14, 2007 (Date of Inception) to
                        December 31, 2007

                          Series 1 Preferred Stock      Ordinary Shares
                          ------------------------- -----------------------
                                                                                            Deficit
                                                                                          Accumulated
                                                                            Additional       During          Total
                          Number of                 Number of                 Paid-In     Development     Shareholders'
                           Shares       Amount       Shares       Amount      Capital        Stage      Equity (Deficit)
                         -----------------------------------------------------------------------------------------------
Founder shares issued
  at inception at
  March 14, 2007                  -     $        -   8,767,000    $    877  $         -   $         -   $           877

Issuance of shares
  from Bridge Loan                -     $        -     975,000    $     97  $       878   $         -   $           975

Issuance of shares for
  net assets of Six
  Diamond Resorts
  International (Cayman)          -     $        -     400,433    $  1,283  $    (1,283)  $         -   $             -

Net effect of reverse
  merger, October 3, 2007         -     $        -           -    $ 30,237  $   (30,237)  $         -   $             -

Conversion of bridge loan   714,172     $    2,288           -    $      -  $ 1,247,493   $         -   $     1,249,781

Issuance of preferred
  shares                  4,642,950     $   14,875           -    $      -  $ 6,526,795   $         -   $     6,541,670

Stock compensation
  expense                         -     $        -           -    $      -  $   217,131   $         -   $       217,131

Net Loss                          -     $        -           -    $      -  $         -   $(4,636,526)  $    (4,636,526)
                         -----------------------------------------------------------------------------------------------
Balance,
  December 31, 2007       5,357,122     $   17,163  10,142,433    $ 32,494  $ 7,960,777   $(4,636,526)  $    (3,373,908)






   See accompanying notes to consolidated financial statements

                Six Diamond Resorts International
                  (A Development Stage Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2007

NOTE 1 - Organization, Business and Operations

Six Diamond Resorts International (the "Company"), a Cayman Islands corporation, is a development stage real estate development company that, through its wholly owned subsidiary, Six Diamond Resorts International, S.A. (SDRI), is focusing on the purchase and development of retirement communities in Central America. The Company's current activities are focused in Panama.

The Company was organized under the laws of Cayman Islands on March 10, 2006, as a "blank check" Company with no material assets and/or operations. On October 3, 2007, the Company completed the acquisition of SDRI in a share exchange transaction. 100% of the outstanding shares of the SDRI were exchanged for 9,742,000 ordinary shares of the Company. Upon completion of the exchange transaction, SDRI became a wholly-owned subsidiary of the Company and the business of the Company became that of SDRI. The acquisition of SDRI was accounted for as a reverse merger, whereby the Company was treated as the "acquired" Company for financial reporting purposes.

SDRI was formed on March 14, 2007 in the Republic of Pananama, for the purpose of engaging in real estate development in Central America. The Company, through SDRI, conducts a portion of its operations in Panama through three wholly-owned subsidiaries, Diamond Properties, SA, a Panamanian Company, Diamond Development Designs, LLC, a Delware limited liability company and SDRI, LLC, a Delaware limited liability company. At the time the reverse merger was consummated, SDRI had begun the beginning phases of development planning, but had not yet commenced sales or construction on its properties. SDRI selected December 31 as its fiscal year-end.

Through SDRI, the Company believes that it will be able to provide a complete solution for the development, sales, and management of premier resort, vacation and retirement communities in Panama and intends to attempt to set itself apart from other Caribbean resorts in its approach to services and amenities. The Company believes the services and amenities it intends to offer will attract individuals to retire in Panama. The Company also believes that demand for tropical destinations that are safe, relatively inexpensive and well developed has increased dramatically and that the current economic, social, and political climates in Panama have the potential to provide a substantial advantage over other areas of Central America.

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America, whereby revenues are recognized in the period earned and expenses when incurred. The Company also follows Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting for Development Stage Enterprises" in preparing its financial statements.

Principals of Consolidation

The consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenues from real estate sales, including sales of residential homes (including detached single-family and attached townhomes) and home sites, land, and commercial buildings, will be recognized upon closing of sales contracts in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS 66"). A portion of real estate inventory and estimates for costs to complete will be allocated to each housing unit based on the relative sales value of each unit as compared to the sales value of the total project. Revenues for multi-family residences under construction will be recognized, in accordance with SFAS 66, using the percentage-of-completion method of accounting when (1) construction is beyond a preliminary stage, (2) the buyer has made sufficient deposit and is committed to the extent of being unable to require a refund except for nondelivery of the unit, (3) sufficient units have already been sold to assure that the entire property will not revert to rental property, (4) sales price is collectible, and
(5) aggregate sales proceeds and costs can be reasonably estimated. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. Any amounts due under sales contracts, to the extent recognized as revenue are recorded as contracts receivable. The Company reviews the collectability of contracts receivable and, in the event of cancellation or default, adjusts the percentage-of-completion calculation accordingly.

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

Basic and diluted net loss per share

Basic and diluted net loss per share is calculated based on the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. The Company had losses for the period ended December 31, 2007 and therfore, basic and diluted loss per share is the same due to the absence of common stock equivalents as the effect of our potential common stock equivalents would be anti-dilutive.

Income Taxes

The Company, through its wholly-owned subsidiary, SDRI, is subject to Panamanian Income Taxes, based upon taxable net income, at a rate of 30%, with special discounts and exemptions available for the development of real estate.

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax
reporting purposes.   The Company has incurred net losses for
Panamanian tax purposes since inception and, therefore, has no tax liability. The net deferred tax asset generated by this loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $4.4 million at December 31, 2007.

At December 31, 2007, deferred tax assets consisted of the following:


Deferred tax assets
  Net operating losses          $    1,390,958
  Less: valuation allowance         (1,390,958)
                                --------------
Net deferred tax assets         $            -
                                --------------


The net operating loss can be employed over 5 years at a rate of 20% per year, but only to offset 50% of taxable income. The net operating loss will begin to expire in 2009.

Property and Equipment

Property and equipment is recorded at cost. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts, and any resulting gains or losses are included in the results of operations. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which is currently range from five years for office and computer equipment to 30 years for the Company's owned building located in Casa Del Mar. Leasehold improvements are amortized over the term of the underlying lease agreement. Repairs and maintenance costs are expensed as incurred.

Preacquisition Costs

Preacquisition costs are costs related to a property that are incurred before the enterprise acquires, or obtains an option to acquire, the property. These costs are capitalized if they are identifiable with a specific property, would be capitalized if the property were already acquired and acquisition of the property or of an option to acquire the property is probable. In the event the property is not acquired or acquisition is determined to not be probable, these costs are expensed. When the property is acquired, these costs will be reclassified and included as part of the cost of the property.

Real Estate Joint Ventures

To determine the method of accounting for partially owned real estate joint ventures and partnerships, the Company applies the guidelines set forth in Financial Accounting Standards Board ("FASB") Interpretation No. 46R, "Consolidation of Variable Interest Entities." Based upon our analysis, we have determined that we have no interests in variable interest entities.

Partially owned real estate joint ventures over which the Company exercises financial and operating control are consolidated in our financial statements. In determining if we exercise financial and operating control, we consider factors such as ownership interest, authority to make decisions, kick-out rights and substantive participating rights. Partially owned real estate joint ventures and partnerships where we have the ability to exercise significant influence, but do not exercise financial and operating control, are accounted for using the equity method.

Our investments in partially owned real estate joint ventures and partnerships are reviewed for impairment, periodically, if events or circumstances change indicating that the carrying amount of our investments may not be recoverable. The ultimate realization of our investments in partially owned real estate joint ventures and partnerships is dependent on a number of factors, including the performance of each investment and market conditions. We will record an impairment charge if we determine that a decline in the value of an investment is other than temporary.

Fair Value of Financial Instruments

Our financial instruments consist of a receivable from a related party. We believe the fair values of our receivable approximate its respective carrying amount.

Concentration of Credit Risk

Cash and cash equivalents are the primary financial instruments that subject the Company to concentrations of credit risk. The Company maintains its cash deposits with major financial institutions selected based upon management's assessment of the financial stability. Balances periodically exceed the $100,000 federal depository insurance limit; however, the Company has not experienced any losses on deposits.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - Going Concern

The Company has incurred losses since inception of $4.5 millon and has a working capital deficit as of December 31, 2007 of $0.4 million. The Company has no revenues for the periods presented in these financial statements and does not expect to realize revenues until the beginning of sales from properties in its first development. There can be no assurance that the Company will ever realize sales from the planned developments; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares. To date, the Company has funded its formation activities primarily through the issuance of its bridge notes and preferred shares (see Note 9 and Note 10). These factors raise substantial doubt about the Company's ability to continue as a going concern. .

NOTE 4 - Related Party Transactions

The Company utilized Hawthorne Architects ("Hawthorne") for master planning in anticipation of the development of certain of its properties or properties to be included in a Joint Venture.
Hawthorne is wholly owned by one of the members of the

Company's Management Team.    Through December 31, 2007, the
Company was charged $312,388 for such services.  As of December
31, 2007, the Company had an outstanding payable to Hawthorne
Architects of $zero.

The Company incurred legal and consulting fees from Martinez Law Firm ("Martinez") in Panama. Francisco Castillo, a member of the Martinez Law Firm, was also a director of SDRI during the period covered by these financial statements. From Inception through December 31, 2007, the Company incurred charges of $271,242, relating primarily to legal fees and administrative costs that were paid by Martinez on behalf of the Company. As of December 31, 2007, the Company had an outstanding payable to Martinez of $zero.

At December 31, 2007, the Company had a receivable from a related party of $54,328. The receivable was due from Martinez for a refund of the balance of an escrow account.

In October, 2007, the Company paid a $150,000 Playa Diamante option fee and a $100,000 Palacio Del Mar option fee to Landbridge, which is owned by Frank DeLape and one other person.

During 2007, the Company entered into a series of note agreements with Benchmark Equity Group ("Benchmark"). Benchmark is wholly owned by the Company's Executive Chairman. As of December 31, 2007, the Company owed Benchmark $440,000 plus accrued interest
of $15,947.   The notes bear interest at 10% per year.

During 2007, the Company utilized a Placement Agent for its Bridge Financing (See Note 9). A control person for the Placement Agent is also a significant shareholder in the Company. At the completion of the bridge financing, the Company paid the Placement Agent fees of $195,087. The company paid the Placement Agent $1,153,523 during 2007 for commissions, expense allowances and consulting fees related to the issuance of the Series I Convertible Preferred Stock (See Note 10).

During 2007, the Company entered into a series of note agreements with a shareholder, affiliated with the Placement Agent. As of December 31, 2007, the Company owed the shareholder $590,000 plus accrued interest of $20,470. The notes bear interest at 10% per year.

On October 1, 2007, the Company entered into an agreement with Nautilus Partners, whereby the Company paid a fee to Nautilus of $250,000 and in return Nautilus is to provide ongoing services related to being a public company for a period of three years. Frank DeLape, the Company's Executive Chairman, and his affiliates own 40% of Nautilus Partners.

NOTE 5 - Prepaid Expenses

At December 31, 2007, prepaid expenses consisted of the following:

     Prepaid consulting fees             $   229,167
     Prepaid insurance, taxes and
       legal fees                             65,582
     Deposits                                 43,983
                                         -----------
          Total                          $   338,732

On October 1, 2007, the Company entered into an agreement with Nautilus Partners, whereby the Company paid a fee to Nautilus of $250,000 and in return Nautilus is to provide ongoing services related to being a public company for a period of three years.

NOTE 6 - Preaquisition Costs

At December 31, 2007, preacquisition costs consisted of the following:

     Legal fees related to land
       acquisition                       $   520,773
     Architectural, appraisal and
       design fees                           339,034
     Option fees on land acquisition         250,000
     Marketing and other                      39,232
                                         -----------
          Total                          $ 1,149,039

All preacquisition costs are related to the Company's Palacio del
Mar, Playa Diamante and Zapatilla projects.

NOTE 7 - Advances, Deposits and Other Assets

At December 31, 2007, advances, deposits and other assets consisted of the following:

     Marketing collateral and related
       assets                            $   346,182
     Advances and deposits                    12,598
                                         -----------
          Total                          $   358,780

NOTE 8 - Property, Plant and Equipment

At December 31, 2007, property, plant and equipment, net, is comprised of the following:

     Land                                $ 1,246,258
     Buildings                             1,073,679
     Equipment and other                      87,502
                                         -----------
          Total                          $ 2,407,439

In July, August, and September 2007, the Company, through its wholly owned subsidiary, SDRI entered into a series of contracts to purchase approximately 556 acres of land in Panama near a town called Brenon. The Company paid approximately $249,000 down on the contracts with a total purchase price of $1,926,916. In October 2007 the Company paid an additional $79,000 and in
December 2007 an additional $918,000 towards these parcels.   The
Company currently holds 428 acres. The remaining parcels 118 acres have a balance due of $680,659 which is due by April 30, 2008.

In October 2007, the Company paid $1,078,001 to purchase a house and related land in Bocas Del Toro. This building is currently being used for office space for the Company's operations in Panama.

NOTE 9 - Bridge Notes

Prior to the consummation of the reverse merger, SDRI had $1,950,000 in Bridge Notes ("Notes") outstanding resulting from a bridge financing that occurred from April 10 through May 25, 2007. The Notes were sold to accredited investors for an aggregate of 39 units for an aggregate purchase price of $1,950,975. Each bridge unit was sold at a purchase price of $50,025 and consisted of (i) a 10%, $50,000 aggregate principal amount promissory note which will mature and be repaid upon the occurrence of certain events more fully described below, and (ii) 25,000 shares of common stock of the Company, resulting in the sale by the Company of, in the aggregate (i) $1,950,000 principal amount of Notes, and (ii) 975,000 Shares ("Bridge Shares"). At the time of the transaction, the Company believed, due to its limited operating history and no contemporaneous third party sales, that the par value of SDRI's common stock approximated its market value at the time the bridge financing was completed.

The Notes were to mature on the earlier to occur of thirteen months after the closing the financing or the closing of a reverse merger with a public entity, provided that the public entity, at or immediately prior to the closing of the reverse merger, has completed a financing of not less than $3.5 million.

Of the outstanding Notes, the investors who elected to receive cash in settlement were paid a total of $780,630, including accrued interest. Certain investors elected to convert their Notes, together with accrued interest thereon, into shares of the Company's Preferred Stock, the terms of which are more fully described below in Note 10. These investors exchanged $1,249,781 of Notes and accrued interest for 714,172 preferred shares. As of December 31, 2007, there were no Notes outstanding. Commensurate with the settlement or conversion of the Notes, deferred financing costs of $195,088 were expensed and have been recorded as amortization expense.

Upon the closing of the reverse merger, the Bridge Shares were exchanged for shares of the Company. The Company's shares received pursuant to the exchange of Bridge Shares are subject to `piggy back' registration rights.

NOTE 10 - Ordinary shares and Preferred Stock

Ordinary Shares

The Company was formed on March 14, 2007 and has issued 8,767,000 shares of Ordinary Shares to the founders of the Company. At various times between April 10, 2207 and May 25, 2007, the Company issued 975,000 shares of Ordinary Shares in relation to the bridge financing discussed in Note 9 above. On October 3, 2007, in connection with the reverse merger, the Company issued

400,433 shares of Ordinary Shares to the shareholders of Six
Diamond Resorts International (Cayman).

Series I Convertible Preferred Stock

On October 3, 2007, the Company sold in an initial closing of a private placement ninety-five (95) units for aggregate gross proceeds of $4,749,851. Each Unit consisted of 28,572 shares for an aggregate of 2,714,212 Series 1 Convertible Preferred Shares.

On November 1, 2007, the Company sold in the second closing of a private placement seventy-six (76) units for aggregate gross proceeds of $3,800,076. Each Unit consisted of 28,572 shares for an aggregate of 2,171,472 Series 1 Convertible Preferred Shares.

On December 12, 2007, the Company sold in the third closing of a private placement sixteen and one half (16.5) units for aggregate gross proceeds of $825,016.50. Each Unit consisted of 28,572 shares for an aggregate of 471,438 Series 1 Convertible Preferred Shares.

In connection with the Offering, Six Diamond paid to a placement agent a fee of 14% of the aggregate purchase price and warrants to purchase 5,714.40 Ordinary Shares per unit sold. The Agent Warrants are exercisable for a 5 year period at $1.75 per share.

Dividends shall accrue, whether or not declared and paid, on the Series I Preferred Stock at 8% per year, and are cumulative. These dividends are charged to additional paid-in capital. Each share may be converted at any time into Ordinary Shares of the Company equal to the original issue price of $1.75 plus all accrued and unpaid dividends which is subject to adjustment from time to time in accordance with the Certificate of Designations. As of December 31, 2007, there were 5,357,122 shares outstanding, with cumulative unpaid dividends of $146,064 or 83,465 shares.

NOTE 11 - Options and Warrants

2007 Stock Incentive Plan

Effective September 19, 2007, the Company adopted 2007 Share Incentive Plan. The Share Incentive Plan is discretionary and allows for an aggregate of up to 4,000,000 shares of our Ordinary Shares to be awarded through incentive and non-qualified share options and share appreciation rights. The Share Incentive Plan is administered by our Board of Directors, which has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted.

On July 1, 2007, the Company entered into an employment agreement with Frank Delape to serve as our Chairman of the Board.
Pursuant to this agreement, the Company issued Mr. Delape options to purchase 1,200,000 shares of our Ordinary Shares. The options vest, subject to certain provisions including change in control, ratably over three years from the grant date. The options have a strike price of $2.00 per share and have a 10 year term.

On October 3, 2007, the Company issued options to purchase
360,000 share of our Ordinary Shares to our CFO. The options vest, subject to certain provisions including change in control, ratably over three years from the grant date. The options have a strike price of $1.75 per share and have a 10 year term.

On October 3, 2007, the Company issued options to purchase 100,000 share of our Ordinary Shares to one of our executives. The options vest, subject to certain provisions including change in control, ratably over 36 months from the grant date. The options have a strike price of $2.00 per share and have a 10 year term.

On October 3, 2007, pursuant to its 2007 Stock Incentive Plan, the Company issued to certain employees options to purchase 174,000 shares of the Company's Ordinary Shares. The options vest ratably over 36 months from the grant date and have strike prices of $1.75 for 75,000 of the options and $2.00 for 99,000 of the options.

On December 12, 2007, pursuant to its 2007 Stock Incentive Plan, the Company issued to certain employees options to purchase 90,000 shares of the Company's Ordinary Shares. The options vest ratably over 3 years from September 2007 and have strike prices of $1.75 per share.

The weighted average fair value of the stock options granted during the year ended December 31, 2007 was $1.93. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rates of between 3.41% and 4.90%, (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility of 88.0% and (4) zero expected dividends. The options issued during 2007 had a total fair market value of $2,549,092. A summary of stock option transactions follow:

                                                   Weighted
                                      Options    average price
                                      -------    -------------

Outstanding at January 1, 2007               -               -
    Granted during 2007              1,924,000           $1.93
    Cancelled or Expired                     -               -
    Exercised                                -               -
Outstanding at December 31, 2007     1,924,000           $1.93


No options were exercised during 2007 and outstanding options had an intrinsic value of zero as of December 31, 2007. As of December 31, 2007, compensation expense related to the option issuances that remains to be recognized totaled $2,331,961.

Warrants

During 2007, the Company issued warrants to the Placement Agent in connection with the Preference Share offering.  The Placement agent is also a related party to the Company as further described
in Note 4.   Terms of the warrants are summarized below:

                           Number of    Warrant
     Date of Grant         Warrants      Price        Expiration
------------------------   ---------    -------    ---------------
October 3, 2007              542,839       $1.75   October 3, 2012
November 1, 2007             434,295       $1.75   October 3, 2012
December 12, 2007             94,287       $1.75   October 3, 2012

  Total outstanding         1071,421       $1.75

No warrants were exercised during 2007.

NOTE 12 - Commitments and Contingencies

The Company may become subject to various claims and litigation. The Company vigorously defends its legal position when these matters arise. The Company is not a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

NOTE 13 - Subsequent Events

On January 31, 2008, the Company sold in the fourth closing of a private placement solely to accredited investors ten and one half (10.5) units for aggregate gross proceeds of $525,003.50. Each Unit consisted of 28,572 shares for an aggregate of 300,002 Series 1 Preferred Shares.